Form 10-Q
period 1997-05-30
KDSM INC
filed 1997-08-13
CIK 1039583

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       (Mark One) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  [X] SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

                                       OR

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________.

                    Commission File Number : ________________

                                   KDSM, INC.
             (Exact name of Registrant as specified in its charter)
                           ---------------------------

          MARYLAND                                     52-1975792
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

                              2000 WEST 41ST STREET
                            BALTIMORE, MARYLAND 21211
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (410) 467-5005
              (Registrant's telephone number, including area code)

                                      NONE
(Former name,former address and former fiscal year-if changed since last report)
                           ---------------------------
                                SINCLAIR CAPITAL
             (Exact name of Registrant as specified in its charter)
                           ---------------------------

               DELAWARE                                52-2026076
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    Incorporation or organization)

                              2000 WEST 41ST STREET
                            BALTIMORE, MARYLAND 21211
                    (Address of principal executive offices)

                                 (410) 467-5005
              (Registrant's telephone number, including area code)

                                      None
    (Former name, former address and former fiscal year-if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No[X]

As of August 11, 1997, there were 100 shares of Class A Common Stock, $.01 par value issued and outstanding and 2,000,000 shares of $200 million aggregate liquidation value of 11-5/8% High Yield Trust Offered Securities of Sinclair Capital, a subsidiary trust of KDSM, Inc. issued and outstanding.

                         KDSM, INC. AND SUBSIDIARIES AND
    KDSM-TV, A DIVISION OF RIVER CITY BROADCASTING, L.P. (the "PREDECESSOR"),


                                    Form 10-Q
                       For the Quarter Ended June 30, 1997

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I.    FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheets as of December 31, 1996 and
             June 30, 1997.........................................          3

           Consolidated Statements of Operations for the Three
             Months and Six Months Ended June 30, 1996 and 1997....          4

           Consolidated Statements of Stockholder's Equity
             for the Six Months Ended June 30, 1997................          5

           Consolidated Statements of Cash Flows for the Six Months
             Ended June 30, 1996 and 1997..........................          6

           Notes to Unaudited Consolidated Financial Statements....          7

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................         10


PART II.   OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K........................         15

           Signature...............................................         16



                           KDSM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                     December 31,      June 30,
                                                                          1996            1997
                                                                    ---------------   ----------
                                        ASSETS
CURRENT ASSETS:
 Cash...........................................................     $     3          $      6
 Accounts receivable, net of allowance for doubtful accounts....
                                                                       2,052             1,519
   Dividends
receivable......................................................           -             7,845
 Current portion of program contract costs......................         860               424
 Prepaid expenses and other current assets......................          86                20
 Deferred barter costs..........................................          50                67
                                                                     -------          --------
           Total current assets.................................       3,051             9,881
PROPERTY AND EQUIPMENT, net.....................................       2,803             3,359
PROGRAM CONTRACT COSTS, less current portion....................         794               552
INVESTMENT IN PARENT PREFERRED
SECURITIES......................................................           -           206,200
DUE FROM PARENT ................................................         496               797
ACQUIRED INTANGIBLE BROADCASTING ASSETS, net....................      33,530            41,050
                                                                     -------          --------
           Total Assets.........................................     $40,674          $261,839
                                                                     =======          ========

                         LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
 Accounts payable...............................................     $   292          $      8
 Accrued liabilities............................................         410               372
 Current portion of program contracts payable...................       1,384               899
 Deferred barter revenues.......................................         120               146
 Subsidiary trust minority interest expense payable.............           -             7,007
                                                                     -------          --------

           Total current liabilities............................       2,206             8,432
PROGRAM CONTRACTS PAYABLE.......................................         879               543
DEFERRED STATE TAXES............................................          73               235
           Total liabilities....................................       3,158             9,210
                                                                     -------          --------
COMMITMENTS AND CONTINGENCIES
COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF  SUBSIDIARY
 TRUST  HOLDING  SOLELY KDSM SENIOR DEBENTURES .................           -           200,000
                                                                     -------          --------

STOCKHOLDER'S EQUITY:
 Common stock, $.01 par value, 1,000 shares authorized
  and 100 shares issued and outstanding........................            -                 -
 Additional paid-in capital....................................       36,811            51,149
 Retained Earnings.............................................          705             1,480
                                                                     -------          --------
           Total stockholder's equity..........................       37,516            52,629
                                                                     -------          --------
           Total Liabilities and Stockholder's Equity..........      $40,674          $261,839
                                                                     =======          ========




The accompanying notes are an integral part of these unaudited consolidated statements.


                                       3



                                                               KDSM, INC. AND SUBSIDIARIES AND
                                          KDSM-TV, A DIVISION OF RIVER CITY BROADCASTING, L.P. (the "PREDECESSOR"),
                                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (in thousands, except per share data)


                                                            Combined (See Note 7)     Company     Combined (See Note 7)    Company
                                                             Three Months Ended    Three Months     Six Months Ended      Six Months
                                                                                       Ended                                Ended
                                                                June 30, 1996      June 30, 1997      June 30, 1996    June 30, 1997
                                                                -------------      -------------      -------------    -------------
REVENUES:
 Station broadcast revenues, net of agency commissions...          $2,035             $1,784            $4,047           $3,919
 Revenues realized from station barter arrangements........            80                 64               113              142
                                                                   ------             ------            ------           ------

      Total revenues.......................................         2,115              1,848             4,160            4,061
                                                                  -------             -------           ------           ------

OPERATING EXPENSES:
 Program and production....................................           250                292               574              668
 Selling, general and administrative.......................           954                502             1,537            1,240
 Expenses realized from station barter arrangements........            52                 43               115               86
 Amortization of program contract costs and net
     realizable value adjustments..........................           196                318               569              712
 Depreciation and amortization of property and equipment...           114                 85               254              170
 Amortization of acquired intangible broadcasting assets
  and other assets.........................................           167                423               383              677
                                                                  -------             ------            ------           ------

      Total operating expenses.............................         1,733              1,663             3,432            3,553
                                                                  -------             ------            ------           ------

      Broadcast operating income...........................           382                185               728              508
                                                                  -------             ------            ------           ------

OTHER INCOME (EXPENSE):
 Dividend income...........................................             -              6,490                 -            7,845
 Subsidiary trust minority interest expense................             -             (5,797)                -           (7,007)
                                                                  -------             -------           ------           ------
  Income before allocation of consolidated federal income             382                878               728            1,346
   taxes and state income taxes............................

ALLOCATION OF CONSOLIDATED FEDERAL INCOME TAXES............            38                267                38              409

STATE INCOME TAXES.........................................             7                106                 7              162
                                                                  -------             ------            -------          ------

NET INCOME ................................................       $   337             $  505            $  683           $  775
                                                                  =======             ======            =======          ======


Net income per common share.................................      $ 3,370             $5,050            $6,830           $7,750
                                                                  =======             ======            ======           ======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .................          100                100               100              100
                                                                  =======             ========          ======           ======





The accompanying notes are an integral part of these unaudited consolidated statements.

                           KDSM, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                    FOR THE THREE MONTHS ENDED JUNE 30, 1997
                                 (in thousands)




                                                            Additional                         Total
                                                Common        Paid-In        Retained      Stockholder's
                                                 Stock        Capital        Earnings          Equity
                                                ------      ----------       --------      -------------

BALANCE, December 31, 1996 .............        $    -       $36,811          $  705          $37,516
    Parent capital contributions........             -        14,338               -           14,338
    Net income..........................             -             -             775              775
                                                ------       -------          ------          ------

BALANCE, June 30, 1997..................        $    -       $51,149          $1,480          $52,629
                                                ======       =======          ======          =======















The accompanying notes are an integral part of these unaudited consolidated statements.

                                                 KDSM, INC. AND SUBSIDIARIES AND
                            KDSM-TV, A DIVISION OF RIVER CITY BROADCASTING, L.P. (the "PREDECESSOR"),
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (in thousands)

                                                                               Predecessor          Company              Company
                                                                            Five Months Ended   One Month Ended     Six Months Ended
                                                                               May 31, 1996      June 30, 1996        June 30, 1997
                                                                             --------------      -------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.............................................................        $618                 $ 65             $    775
 Adjustments to reconcile net loss  to net cash flows
   from operating activities-
   Depreciation and amortization of property and equipment..............         233                   21                  170
   Amortization of acquired intangible broadcasting assets and other
     assets.............................................................         277                  106                  677
   Amortization of program contract costs and net realizable
     value adjustments..................................................         507                   62                  712
 Changes in assets and liabilities, net of effects of acquisitions and dispositions-
   Decrease (increase) in accounts receivable, net......................          21                 (545)                 533
   Increase in dividends receivable.....................................           -                    -               (7,845)
   (Increase) decrease in prepaid expenses and other current assets.....          82                   (1)                  66
   Increase (decrease) in accounts payable and
     accrued liabilities................................................          79                  593                 (322)
   Increase in state deferred taxes.....................................           -                    7                  162
   Net effect of change in deferred barter revenues
     and deferred barter costs..........................................          61                   (4)                   9
   Increase in distribution payable to outside investors of the                    -                    -                7,007
   Trust
 Payments on program contracts payable..................................        (891)                   -                 (826)
                                                                                ----                 ----              -------
 Net cash flows from operating activities...............................         987                  304                1,118
                                                                                ----                 ----             --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in Parent Preferred Securities..............................           -                    -             (206,200)
 Payments for exercise of purchase option                                          -                    -               (1,576)
 Acquisition of property and equipment..................................         (29)                   -                 (164)
                                                                                ----                 ----             --------
 Net cash flows used in investing activities............................         (29)                   -             (207,940)
                                                                                ----                 ----             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in due from parent..........................................        (773)                (304)                (301)
 Contributions of capital...............................................           -                    -               13,776
 Payments of costs related to preferred securities offering.............           -                    -               (1,650)
 Prepayment of excess syndicated program contract liabilities...........        (216)                   -                    -
 Proceeds from preferred securities offering, net of $5,000
   underwriters' discount...............................................           -                    -              195,000
                                                                                 ---                -----            ---------
 Net cash flows used in/from financing activities.......................        (989)                (304)             206,825
                                                                                ----                -----            ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....................         (31)                   -                    3
CASH AND CASH EQUIVALENTS, beginning of period..........................          62                    -                    3
                                                                                -----               -----            ---------
CASH AND CASH EQUIVALENTS, end of period................................        $ 31                $   -            $       6
                                                                                ====                =====            =========

SUPPLEMENTAL SCHEDULE OF NONCASH  INVESTING
 AND FINANCING ACTIVITIES:
 Contribution of capital - building.....................................        $ 31                 $   -            $     562
                                                                                ====                 =====            =========




The accompanying notes are an integral part of these unaudited consolidated statements.

                           KDSM, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------------------
Basis of Presentation

The accompanying consolidated financial statements include the accounts of KDSM, Inc., Sinclair Capital (a subsidiary trust), and KDSM Licensee Inc., which are collectively referred to hereafter as "the Company or KDSM." KDSM, Inc. is a television broadcaster serving the Des Moines, Iowa, area through station KDSM on Channel 17, a Fox affiliate. This station was wholly owned and operated by River City Broadcasting (RCB), a limited partnership through its ownership in KDSM-TV, a division of RCB (the "Predecessor") through May 31, 1996. Sinclair Broadcast Group, Inc. (Sinclair) purchased the non-license assets of KDSM-TV from RCB on May 31, 1996, and exercised its option to acquire all of the license assets of KDSM-TV from RCB on April 22, 1997. KDSM owns all of the issued and outstanding common stock of KDSM Licensee, Inc. and Sinclair Capital. All intercompany amounts are eliminated in consolidation.

Interim Financial Statements

The consolidated financial statements for the six months ended June 30, 1997 are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements as of December 31,1996 and for the seven months then ended and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, and cash flows for these periods.

The Company's December 31, 1996 consolidated balance sheet and related statements of operations and cash flows for the seven month period ended December 31, 1996, are presented on a new basis of accounting. The accompanying financial statements for the five month period ended May 31, 1996, are presented as "Predecessor" financial statements.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financial statements do not include all disclosures normally included with audited consolidated financial statements, and, accordingly, should be read in conjunction with the consolidated financial statements as of December 31, 1995, and for the year then ended, and the December 31, 1996 consolidated balance sheet and related statements of operations and cash flows for the seven month period ended December 31, 1996 and the five month period ended May 31,1996 and the related notes thereto. The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

Programming

The Company has agreements with distributors for the rights to television programming over contract periods which generally run from one to seven years. Contract payments are made in installments over terms that are generally shorter than the contract period. Each contract is recorded as an asset and a liability when the license period begins and the program is available for its first showing. The portion of the program contracts payable within one year is reflected as a current liability in the accompanying consolidated balance sheets.

The rights to program materials are reflected in the accompanying consolidated balance sheets at the lower of unamortized cost or estimated net realizable value. Estimated net realizable values are based upon management's expectation of future advertising revenues net of sales commissions to be generated by the program material. Amortization of program contract costs is generally computed under either a four year accelerated method or based on usage, whichever yields the greater amortization for each program. Program contract costs, estimated by management to be amortized in the succeeding year are classified as current assets. Payments of program contract liabilities are typically paid on a scheduled basis and are not affected by adjustments for amortization or estimated net realizable value.

2.   CONTINGENCIES AND OTHER COMMITMENTS:
     ------------------------------------
Lawsuits and claims are filed against the Company from time to time in the ordinary course of business. These actions are in various preliminary stages, and no judgments or decisions have been rendered by hearing boards or courts. Management, after reviewing developments to date with legal counsel, is of the opinion that the outcome of such matters will not have a material adverse effect on the Company's financial position or results of operations.

3.   EARNINGS PER SHARE:
     -------------------
In March 1997, the Financial Accounting Standard Board released SFAS 128 "Earnings per Share." The new statement is effective December 15, 1997 and early adoption is not permitted. When adopted, SFAS 128 will require the restatement of prior periods and disclosure of basic and diluted earnings per share and related computations. At the present time, management believes that the adoption of SFAS 128 will not materially affect the Company's consolidated financial statements.

4.   COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF TRUST:
     ----------------------------------------------------------------------
In March 1997, the Company completed a private placement of $200 million aggregate liquidation value of 11-5/8% High Yield Trust Offered Preferred Securities (the "Trust Preferred Securities") of Sinclair Capital, a subsidiary trust of the Company. The Trust Preferred Securities were issued March 12, 1997, mature March 15, 2009, will be mandatorily redeemable at maturity, and provide for quarterly distributions to be paid in arrears beginning June 15, 1997. The Trust Preferred Securities were sold to "qualified institutional buyers" (as defined in Rule 144A under the Securities Act of 1933, as amended) and a limited number of institutional "accredited investors". The Company utilized the proceeds of the private placement combined with other capital contributions to acquire $206.2 million of 12-5/8% Series C Preferred Stock (the "Parent Preferred Securities") of Sinclair.

Pursuant to a Registration Rights Agreement entered into in connection with the private placement of the Trust Preferred Securities, Sinclair Capital is obligated to offer to holders of the Trust Preferred Securities the right to exchange the Trust Preferred Securities with new Trust Preferred Securities having the same terms as the existing securities, except that the exchange of the new Trust Preferred Securities for the existing Trust Preferred Securities will be registered under the Securities Act of 1933, as amended and the new Trust Preferred Securities will not contain provisions for additional distributions if the exchange offer does not occur as required. The Company was required to file the registration statement prior to May 11, 1997 and was required to complete the exchange offer prior to August 9, 1997 in order to avoid being subject to increased distributions on the securities issued in the private placement.

On May 2, 1997, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission for the purpose of registering $200 million aggregate liquidation value of 11-5/8% Trust Preferred Securities and the $206.2 million aggregate liquidation value of 12-5/8% New Parent Preferred Securities to be offered in exchange for the aforementioned existing Trust Preferred Securities and Parent Preferred Securities issued by the Company in March 1997. On July 14, 1997, the Securities and Exchange Commission declared the Company's exchange offer on Form S-4 effective. The exchange offer and withdrawal rights expired on August 11, 1997.

5.  PARENT PREFERRED SECURITIES:
    ----------------------------
In March 1997, the Company utilized the proceeds of the Trust Preferred Securities combined with other capital contributions to acquire $206.2 million of 12-5/8% Parent Preferred Securities, issued by Sinclair. The Parent Preferred Securities were issued March 12, 1997, mature March 15, 2009, will be mandatorily redeemable at maturity, and provide for quarterly distributions to be paid in arrears beginning June 15, 1997.

Pursuant to a Registration Rights Agreement entered into in connection with the private placement of the Trust Preferred Securities, Sinclair is obligated to exchange the existing Parent Preferred Securities (the "Old Parent Preferred") with New Parent Preferred Securities (the "New Parent Preferred") registered under the Securities Act of 1933. The New Parent Preferred will have terms which are identical in all material respects to those of the Old Parent Preferred. A registration statement was filed on May 2, 1997 with respect to registering the New Parent Preferred, and was declared effective on July 14, 1997 and the exchange has been completed.

6.   EXERCISE OF OPTION TO ACQUIRE LICENSE ASSETS:
     ---------------------------------------------
In April 1997, the Company received FCC approval for the transfer of the FCC license of KDSM. The Company exercised its option to acquire the license assets of KDSM for the exercise price of $1,576,000.

7.    COMBINED STATEMENTS OF OPERATIONS (in thousands):
      -------------------------------------------------
On May 31, 1996, Sinclair acquired the non-license assets of KDSM-TV, a Division of River City Broadcasting, L.P., through Sinclair's wholly owned subsidiary, KDSM, Inc. The following schedule details the statement of operations for the three months and six months ended June 30, 1996 for the Company and the Predecessor and as such, the combined results are presented in the accompanying statements of operations.


                                                              Predecessor           Company             Combined
                                                            Two Months Ended     One Month Ended    Three Months Ended
                                                              May 31, 1996        June 30, 1996       June 30, 1996
                                                            ----------------     -------------       -------------
REVENUES:
 Station broadcast revenues, net of agency commissions......     $1,466               $569               $2,035
 Revenues realized from station barter arrangements.........         52                 28                   80
                                                                 ------               ----               ------

         Total revenues.....................................     $1,518                597               $2,115
                                                                 ------               ----               ------

OPERATING EXPENSES:
 Program and production.....................................        186                 64                  250
 Selling, general and administrative........................        738                216                  954
 Expenses realized from station barter arrangements.........         34                 18                   52
 Amortization of program contract costs and net
     realizable value adjustments...........................        134                 62                  196
 Depreciation and amortization of property and equipment....         93                 21                  114
 Amortization of acquired intangible broadcasting assets
     and other assets.......................................         61                106                  167
                                                                 ------               ----               ------

         Total operating expenses...........................      1,246                487                1,733
                                                                 ------               ----               ------

         Broadcast operating income.........................        272                110                  382
                                                                 ------               ----               ------

OTHER INCOME (EXPENSE):
 Dividend Income............................................          -                  -                    -
 Trust distributions........................................          -                  -                    -
 Income before allocation of consolidated federal income
  taxes and state income taxes..............................        272                110                  382

ALLOCATION OF CONSOLIDATED FEDERAL INCOME TAXES.............          -                 38                   38

STATE INCOME TAXES..........................................          -                  7                    7
                                                                 ------               ----                -----

NET INCOME .................................................     $  272               $ 65               $  337
                                                                 ======               =====              ======


Net income per common share.................................          -               $650               $3,370
                                                                 ======               ====               ======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .................          -                100                  100
                                                                 ======               ====               ======

PRO FORMA NET INCOME AFTER INPUTING AN INCOME
 TAX PROVISION:

 Net Income, as reported....................................     $  272
 Inputed income tax provision...............................        109
                                                                 ------
   Pro forma net income.....................................     $  163
                                                                 ======


                                                                Predecessor           Company             Combined
                                                            Five Months Ended     One Month Ended      Six Months Ended
                                                               May 31, 1996        June 30, 1996        June 30, 1996
                                                            -----------------     ---------------      ----------------
REVENUES:
 Station broadcast revenues, net of agency commissions.....       $3,478                $569                 $4,047
 Revenues realized from station barter arrangements........           85                  28                    113
                                                                  ------                ----                 ------

        Total revenues.....................................       $3,563                $597                 $4,160
                                                                  ------                ----                 ------

OPERATING EXPENSES:
 Program and production....................................          510                  64                    574
 Selling, general and administrative.......................        1,321                 216                  1,537
 Expenses realized from station barter arrangements........           97                  18                    115
 Amortization of program contract costs and net
   realizable value adjustments............................          507                  62                    569
 Depreciation and amortization of property and equipment...          233                  21                    254
 Amortization of acquired intangible broadcasting assets
   and other assets........................................          277                 106                    383
                                                                  ------                ----                 ------

        Total operating expenses...........................        2,945                 487                  3,432
                                                                  ------                ----                 ------

        Broadcast operating income.........................          618                 110                    728
                                                                  ------                ----                 ------

OTHER INCOME (EXPENSE):
 Dividend Income...........................................            -                   -                      -
 Trust distributions.......................................            -                   -                      -
 Income before allocation of consolidated federal income
  taxes and state income taxes.............................          618                 110                    728

ALLOCATION OF CONSOLIDATED FEDERAL INCOME TAXES............            -                  38                     38

STATE INCOME TAXES.........................................            -                   7                      7
                                                                  ------                ----                 ------

NET INCOME ................................................       $  618                $ 65                 $  683
                                                                  ======                ====                 ======


Net income per common share................................       $    -                $650                 $6,830
                                                                  ======                ====                 ======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ................            -                 100                    100
                                                                  ======                ====                 ======

PRO FORMA NET INCOME AFTER INPUTING AN INCOME
 TAX PROVISION:

 Net Income, as reported...................................       $  618
 Inputed income tax provision..............................       $  247
                                                                  ------

        Pro forma net income...............................       $  371
                                                                  ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements of KDSM-TV (the "Predecessor") and KDSM, Inc. (the "Company") and related notes included elsewhere in this quarterly report. The following discussion and analysis includes the unaudited 1996 financial information of KDSM-TV for the two months and five months ended May 31, 1996. On May 31, 1996, KDSM, Inc. acquired the non-license assets of KDSM-TV and as a result, a new accounting basis was established beginning June 1, 1996. For purposes of the following discussion and analysis with respect to 1996, the results of operations for the two months and five months ended May 31, 1996 are those of the predecessor and the results of operations for the one month ended June 30, 1996 and the three months and six months ended June 30, 1997 are those of the Company.

The following table sets forth certain operating data for three months and the six months ended June 30, 1996 and 1997:


OPERATING DATA (dollars in thousands):
------------------------------------------------------------------------------------------------------------------

                                                        Three Months Ended                   Six Months Ended
                                                             June 30,                             June 30,
                                                     (Combined)         (Company)    (Combined)          (Company)


                                                        1996               1997         1996               1997
                                                     ----------         ---------     --------           ---------
Net broadcast revenues.............................    $2,035            $1,784        $4,047             $3,919
Barter revenues ...................................        80                64           113                142
                                                       ------            ------        ------             ------
Total revenues ....................................     2,115             1,848         4,160              4,061
                                                       ------            ------        ------             ------
Station operating expenses ........................     1,256               837         2,226              1,994
Depreciation and amortization .....................       477               826         1,206              1,559
                                                        -----            ------        ------             ------
Broadcast operating income ........................       382               185           728                508
Dividend income ...................................         -             6,490             -              7,845
Subsidiary trust minority interest expense ........         -            (5,797)            -             (7,007)
                                                        -----            ------        ------             ------
Net income before income taxes ....................       382               878           728              1,346
Income taxes ......................................        45               373            45                571
                                                        -----            ------        ------             ------
Net income.........................................       337             $ 505          $683               $775
                                                        =====            ======        ======             ======

OTHER DATA:
Television broadcast cash flow (BCF) (a)...........       739            $  762        $1,392             $1,393
Television BCF margin (b) .........................      36.3%             42.7%         34.4%              35.6%
Adjusted EBITDA (c)................................       453            $  699        $1,043             $1,241
Adjusted EBITDA margin (b) ........................      22.2%             39.2%         25.8%              31.7%
Program contract payments..........................       406            $  312        $  891               $826
Corporate management fees..........................       286            $   63        $  349               $152

-----------------------------------------------------------------------------------------------------------------

a)   "Broadcast  cash  flow" is  defined  as  broadcast  operating  income  plus corporate expenses, depreciation and amortization (including film amortization), less cash payments for program rights. Cash program payments represent cash payments made for current programs payable and do not necessarily correspond to program usage. The Company has presented broadcast cash flow data, which the Company believes is comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies. However, broadcast cash flow does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

b) "BCF margin" is defined as broadcast cash flow divided by net broadcast revenues. "Adjusted EBITDA margin" is defined as adjusted EBITDA divided by net broadcasting revenues.

c) "Adjusted EBITDA" is defined as broadcast cash flow less corporate expenses and is a commonly used measure of performance for broadcast companies. Adjusted EBDITA does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

Total revenues decreased from $2.12 million for the three months ended June 30, 1996 to $1.85 million for the three months ended June 30, 1997, or 12.7%. Excluding the effects of non-cash barter transactions, net broadcast revenues for the three months ended June 30, 1997 decreased by 12.3% when compared to the three months ended June 30, 1996. Total revenues decreased from $4.16 million for the six months ended June 30, 1996 to $4.06 million for the six months ended June 30, 1997, or 2.4%. Excluding the effects of non-cash barter transactions, net broadcast revenues for the six months ended June 30, 1997 decreased 3.2% when compared to the six months ended June 30, 1996. When comparing the three months ended June 30, 1997 to the three months ended June 30, 1996, revenues from local advertisers increased approximately $40,000, or 3.4%, and revenues from national advertisers decreased $133,000, or 19.1%. When comparing the six months ended June 30, 1997 to the six months ended June 30, 1996, revenues from local advertisers increased approximately $146,000 or 6.3% and revenues from national advertisers decreased approximately $191,000 or 13.3%. Revenue growth from local advertisers primarily resulted from an increase in market revenue growth combined with a slight increase in market share. The decrease in revenue from national advertisers primarily resulted from a decrease in revenue from children's programming, restaurant advertisers and automobile advertisers.

Station operating expenses excluding depreciation and amortization of intangible assets decreased to $837,000 for the three months ended June 30, 1997 from $1.26 million for the three months ended June 30, 1996, or 33.6%. The decrease in station operating expenses for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 was primarily related to the timing of the Family Fair event (held in second quarter 1996 and first quarter 1997), a decrease in sales commissions related to national advertising revenues, and a decrease in corporate management fees. Station operating expenses decreased to $1.99 million for the six months ended June 30, 1997 from $2.23 million for the six months ended June 30, 1996, or 10.8%. The decrease in station operating expenses for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 was primarily related to decreases in corporate management fees and sales commissions related to national advertising revenues.

Broadcast operating income decreased to $185,000 for the three months ended June 30, 1997 from $382,000 for the three months ended June 30, 1996, or 51.6%. Broadcast operating income decreased to $508,000 for the six months ended June 30, 1997 from $728,000 for the six months ended June 30, 1996, or 30.2%. The decrease in broadcast operating income for the three months and the six months ended June 30, 1997 as compared to the three months and the six months ended June 30, 1996 was primarily attributable to increases in intangible amortization for goodwill and debt acquisition costs related to the acquisition partially offset by the decrease in station operating expenses as noted above.

Subsidiary Trust minority interest expense of $5.8 million for the three months ended June 30, 1997 and $7.0 million for the six months ended June 30, 1997 is related to the private placement of $200 million aggregate liquidation value 11-5/8% High Yield Trust Offered Preferred Securities completed March 12, 1997. Subsidiary Trust minority interest expense for the three months ended June 30, 1997 are higher because such distributions accrued for the entire quarter as opposed to the partial quarter in the three months ended March 31, 1997.

Dividend income of $6.49 million for the three months ended June 30, 1997 and $7.84 million for the six months ended June 30, 1997 is related to the Company's investment in 12 5/8% Series C Preferred Stock issued by Sinclair Broadcast Group, Inc. (Sinclair), completed March 12, 1997. Dividend income in the three months ended June 30, 1997 are higher because such income accrued for the entire quarter as opposed to the partial quarter in the three months ended March 31, 1997.

The income tax provision increased from $45,000 for the three months ended June 30, 1996 to $373,000 for the three months ended June 30, 1997. The income tax provision increased from $45,000 for the six months ended June 30, 1996 to $571,000 for the six months ended June 30, 1997. The increases for the three months and the six months ended June 30, 1997 as compared to the three months and the six months ended June 30, 1996 are attributable to the Predecessor's difference in structure in which there were no taxes for the five months ended May 31, 1996. The Predecessor was a partnership and as such the related tax attributes were deemed to be distributed to, and to be reportable by the partners of the partnership. The Company's effective tax rate for the three months and the six months ended June 30, 1997 was 42%.

Deferred State Taxes increased to $235,000 as of June 30, 1997 from $73,000 as of December 31, 1996. The increase in the Company's deferred tax liability as of June 30, 1997 as compared to December 31, 1996 is primarily due to pre-tax income for the six months ended June 30, 1997. Federal income taxes are allocated to the Company by Sinclair at the statutory rate, are considered payable currently and are reflected as an adjustment to Due to Parent in the Company's balance sheet.

Net income for the three months ended June 30, 1997 was $505,000 compared to net income of $337,000 for the three months ended June 30, 1996. Net income for the six months ended June 30, 1997 was $775,000 compared to net income of $683,000 for the six months ended June 30, 1996.

Broadcast cash flow increased to $762,000 for the three months ended June 30, 1997 from $739,000 for the three months ended June 30, 1996, or 3.11%. Broadcast cash flow was $1.39 million for the six months ended June 30, 1996 and 1997. The Company's broadcast cash flow margin increased to 42.7% for the three months ended June 30, 1997 from 36.3% for the three months ended June 30, 1996. The Company's broadcast cash flow margin increased to 35.6% for the six months ended June 30, 1997 from 34.4% for the six months ended June 30, 1996. The increase in broadcast cash flow margin for the three months and six months ended June 30, 1997 as compared to the three months and six months ended June 30, 1996 primarily resulted from decreases in operating expenses as noted above combined with decreases in corporate management fees.

Adjusted EBITDA increased to $699,000 for the three months ended June 30, 1997 from $453,000 for the three months ended June 30, 1996, or 54.3%. Adjusted EBITDA increased to $1.24 million for the six months ended June 30, 1997 from $1.04 million for the six months ended June 30, 1996, or 19.2%. The Company's adjusted EBITDA margin increased to 39.2% for the three months ended June 30, 1997 from 22.2% for the three months ended June 30, 1996. The Company's adjusted EBITDA margin increased to 31.7% for the six months ended June 30, 1997 from 25.8% for the six months ended June 30, 1996. The increase in adjusted EBITDA and adjusted EBITDA margin for the three months ended and the six months ended June 30, 1997 as compared to the three months and the six months ended June 30, 1996 resulted from decreases in operating expenses combined with decreases in corporate management fees.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1997, the Company had cash balances of approximately $6,000 and working capital of approximately $1.45 million. The Company's primary source of liquidity is cash from operations which management believes to be sufficient to meet operating cash requirements. Cash requirements or excess cash from operations are funded by or deposited into Sinclair's centralized banking system utilized by all of its wholly owned subsidiaries.

In June 1997, the Company acquired its station premises and building from the owner at a purchase price of approximately $560,000, financing the acquisition through a capital contribution from its Parent. Except for purchase of the station building, the Company does not anticipate capital expenditures in the coming year to exceed historical capital expenditures, which were approximately $190,000 in 1996. If the Company is required to make capital expenditures to keep up with emerging technologies, management believes it will be able to fund such expenditures from its cash flow and from the proceeds of indebtedness or financing that is allowed to be incurred or obtained under the Company's Senior Debenture Indenture (as long as the Company's debt to operating cash flow ratio is 4 to 1 or less) or from capital contributions from Sinclair to the extent permitted under Sinclair's debt instruments. Under these instruments, Sinclair would currently be able to make capital contributions to the Company in an amount sufficient to cover such costs if it chose to do so.

In March 1997, the Company completed a private placement of $200 million aggregate liquidation value 11 5/8% High Yield Trust Offered Preferred Securities (the "Trust Preferred Securities") of Sinclair Capital, a subsidiary trust of the Company, generating net proceeds of $195 million. Simultaneously with the private placement of the Trust Preferred Securities, the Company utilized the net proceeds from the offering combined with proceeds from Sinclair capital contributions to acquire $206.2 million of 12 5/8% Series C Preferred Stock issued by Sinclair (the "Parent Preferred"). The Company will receive dividend payments relating to its investment in the Parent Preferred Securities that will be sufficient to meet dividend payments required relating to the Trust Preferred Securities.


PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit  4.0     * Indenture,  dated  as of March 12, 1997 among KDSM, Inc.,
                       Sinclair Broadcast Group, Inc. and First Union National Bank of Maryland.
    Exhibit 27         Financial Data Schedule


(b) Reports on Form 8-K

    None.
----------

*    Previously filed

(1) Incorporated by reference from the Company's Registration Statement on Form S-4, No. 333-26427.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.



                                     SINCLAIR BROADCAST GROUP, INC.


                                     by:       /s/  David B. Amy
                                             -----------------------------
                                              David B. Amy
                                              Chief Financial Officer
                                              Principal Accounting Officer