Form 10-Q
period 1997-09-30
KDSM INC
filed 1997-11-10
CIK 1039583

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1997

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

                                 --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No[X]

As of November 7, 1997, there were 100 shares of Class A Common Stock, $.01 par value issued and outstanding and 2,000,000 shares of $200 million aggregate liquidation value of 11-5/8% High Yield Trust Offered Preferred Securities of Sinclair Capital, a subsidiary trust of KDSM, Inc. issued and outstanding.

                         KDSM, INC. AND SUBSIDIARIES AND
    KDSM-TV, A DIVISION OF RIVER CITY BROADCASTING, L.P. (THE "PREDECESSOR"),


                                    Form 10-Q
                    For the Quarter Ended September 30, 1997

                                TABLE OF CONTENTS

                                                                       Page

PART I. FINANCIAL INFORMATION

    Item 1.     Consolidated Financial Statements

        Consolidated Balance Sheets as of December 31, 1996 and
               September 30, 1997....................................   4


        Consolidated Statements of Operations for the Three Months
               and Nine Months Ended September 30, 1996 and 1997.....   5

        Consolidated Statements of Stockholder's Equity for the
               Nine Months Ended September 30, 1997..................   6

        Consolidated Statements of Cash Flows for the Nine Months
               Ended September 30, 1996 and 1997.....................   7

        Notes to Unaudited Consolidated Financial Statements.........   8

    Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations..................  11


PART II.  OTHER INFORMATION

    Item 6.    Exhibits and Reports on Form 8-K......................  14

        Signature....................................................  15

                           KDSM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                           DECEMBER 31,     SEPTEMBER 30,
                                                                                               1996              1997
                                                                                         --------------    --------------
                                        ASSETS
CURRENT ASSETS:
    Cash............................................................................     $            3    $            3
    Accounts receivable, net of allowance for doubtful accounts.....................              2,052             1,445
    Dividends receivable from parent................................................                  -             1,157
    Current portion of program contract costs.......................................                860             1,270
    Prepaid expenses and other current assets.......................................                 86                26
    Deferred barter costs ..........................................................                 50                60
                                                                                         --------------    --------------
           Total current assets.....................................................              3,051             3,961
PROPERTY AND EQUIPMENT, net.........................................................              2,803             3,283
PROGRAM CONTRACT COSTS, less current portion........................................                794             1,102
INVESTMENT IN PARENT PREFERRED SECURITIES...........................................                  -           206,200
DUE FROM PARENT ....................................................................                496             1,758
OTHER ASSETS                                                                                      4,075             7,853
ACQUIRED INTANGIBLE BROADCASTING ASSETS, net........................................             29,455            33,668
                                                                                         --------------    --------------
           Total Assets ............................................................     $       40,674    $      257,825
                                                                                         ==============    ==============

                         LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
    Accounts payable................................................................     $          292    $            7
    Accrued liabilities.............................................................                410               318
    Current portion of program contracts payable....................................              1,384             1,636
    Deferred barter revenues........................................................                120               145
    Subsidiary trust minority interest expense payable..............................                  -             1,033
                                                                                         --------------    --------------
           Total current liabilities................................................              2,206             3,139
PROGRAM CONTRACTS PAYABLE...........................................................                879             1,316
DEFERRED STATE TAXES                                                                                 73               326
                                                                                         --------------    --------------
           Total liabilities........................................................              3,158             4,781
                                                                                         --------------    --------------
COMMITMENTS AND CONTINGENCIES
COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF  SUBSIDIARY
    TRUST  HOLDING  SOLELY KDSM SENIOR DEBENTURES ..................................                  -           200,000
                                                                                         --------------    --------------
STOCKHOLDER'S EQUITY:
    Common stock, $.01 par value, 1,000 shares authorized
        and 100 shares issued and outstanding.......................................                  -                 -
    Additional paid-in capital......................................................             36,811            51,149
    Retained earnings...............................................................                705             1,895
                                                                                           --------------    ------------
           Total stockholder's equity...............................................             37,516            53,044
                                                                                         --------------    --------------
           Total Liabilities and Stockholder's Equity...............................     $       40,674    $      257,825
                                                                                         ==============    ==============


          The accompanying notes are an integral part of these unaudited consolidated statements.

                         KDSM, INC. AND SUBSIDIARIES AND
    KDSM-TV, A DIVISION OF RIVER CITY BROADCASTING, L.P. (THE "PREDECESSOR"),
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                    COMBINED
                                                               COMPANY             COMPANY        (SEE NOTE 7)        COMPANY
                                                             THREE MONTHS       THREE MONTHS       NINE MONTHS       NINE MONTHS
                                                                ENDED               ENDED             ENDED             ENDED
                                                             EPTEMBER 30,       SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                                 1996               1997              1996              1997
                                                                 ----               ----              ----              ----
REVENUES:
    Station broadcast revenues, net of agency commissions....  $ 1,838         $       1,765    $       5,885      $       5,684
    Revenues realized from station barter arrangements.......       52                    82              165                224
                                                               -------         -------------    -------------      -------------

           Total revenues....................................    1,890                 1,847            6,050              5,908
                                                               -------         -------------    -------------      -------------

OPERATING EXPENSES:
    Program and production...................................      244                   221              818                889
    Selling, general and administrative......................      732                   622            2,269              1,862
    Expenses realized from station barter arrangements.......       38                    60              153                146
    Amortization of program contract costs and net
        realizable value adjustments.........................      414                   324              983              1,036
    Depreciation and amortization of property and equipment..       65                    92              319                262
    Amortization of acquired intangible broadcasting assets
        and other assets.....................................      205                   464              588              1,141
                                                               -------         -------------    -------------      -------------

           Total operating expenses..........................    1,698                 1,783            5,130              5,336
                                                               -------         -------------    -------------      -------------

           Broadcast operating income........................      192                    64              920                572
                                                               -------         -------------    -------------      -------------

OTHER INCOME (EXPENSE):
    Dividend income..........................................        -                 6,545                -             14,390
    Subsidiary trust minority interest expense...............        -                (5,845)               -            (12,852)
                                                               -------         --------------   -------------      --------------
        Income before allocation of consolidated federal
           income taxes and state income taxes...............      192                   764              920              2,110

ALLOCATION OF CONSOLIDATED FEDERAL INCOME TAXES..............      105                   258              143                667

STATE INCOME TAXES...........................................       18                    91               25                253
                                                               -------         -------------    -------------      -------------

NET INCOME ..................................................  $    69         $         415    $         752      $       1,190
                                                               =======         =============    =============      =============


Net income per common share..................................  $   690         $       4,150    $       7,520      $      11,900
                                                               =======         =============    =============      =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ..................      100                   100              100                100
                                                               =======         =============    =============      =============


          The accompanying notes are an integral part of these unaudited consolidated statements.

                           KDSM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                 (IN THOUSANDS)




                                                            ADDITIONAL                           TOTAL
                                                COMMON        PAID-IN        RETAINED      STOCKHOLDER'S
                                                 STOCK        CAPITAL        EARNINGS           EQUITY
                                             ----------   ------------   -------------     -------------

BALANCE, December 31, 1996 .............     $        -   $     36,811    $       705      $      37,516
    Parent capital contributions........              -         14,338              -             14,338
    Net income..........................              -              -          1,190              1,190
                                             ----------   ------------   -------------     -------------

BALANCE, September 30, 1997.............     $        -   $     51,149    $     1,895       $     53,044
                                             ==========   ============    ============      ============


          The accompanying notes are an integral part of these unaudited consolidated statements.

                         KDSM, INC. AND SUBSIDIARIES AND
    KDSM-TV, A DIVISION OF RIVER CITY BROADCASTING, L.P. (THE "PREDECESSOR"),
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                              PREDECESSOR          COMPANY           COMPANY
                                                                              FIVE MONTHS        FOUR MONTHS       NINE MONTHS
                                                                                ENDED               ENDED             ENDED
                                                                                MAY 31,         SEPTEMBER 30,     SEPTEMBER 30,
                                                                                  1996               1996              1997
                                                                                  ----               ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income..........................................................   $        618        $        134      $      1,190
    Adjustments to reconcile net income to net cash flows from operating activities -
        Depreciation and amortization of property and equipment.........            233                  86               262
        Amortization of acquired intangible broadcasting assets and
           other assets.................................................            277                 311             1,141
        Amortization of program contract costs and net realizable
           value adjustments............................................            507                 476             1,036
    Changes in assets and liabilities, net of effects of acquisitions and dispositions-
        Decrease (increase) in accounts receivable, net.................             21              (1,364)              607
             Increase in dividend income  receivable....................              -                   -            (1,157)
        (Increase) decrease in prepaid expenses and other current assets             82                 (94)               60
        Increase (decrease) in accounts payable and
           accrued liabilities..........................................             79                 358              (377)
             Increase in state deferred taxes...........................              -                  25               253
        Net effect of change in deferred barter revenues
           and deferred barter costs....................................             61                   9                15
        Increase in subsidiary trust minority interest expense payable..              -                   -             1,033
    Payments on program contracts payable...............................           (891)                (57)           (1,036)
                                                                           -------------       -------------     -------------
    Net cash flows from/(used in) operating activities..................            987                (116)            3,027
                                                                           ------------        -------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in Parent Preferred Securities...........................              -                   -          (206,200)
    Payments for exercise of purchase option............................              -                   -            (1,576)
    Acquisition of property and equipment...............................            (29)                (87)             (180)
                                                                           -------------       -------------     -------------
    Net cash flows used in investing activities.........................            (29)                (87)         (207,956)
                                                                           -------------       -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net change in due from parent.......................................           (773)                203            (1,696)
    Contributions of capital............................................              -                   -            13,776
    Prepayment of excess syndicated program contract liabilities........           (216)                  -                 -
    Net proceeds from subsidiary trust securities offering .............              -                   -           192,849
                                                                           ------------        ------------      ------------
        Net cash flows from/(used in) financing activities..............           (989)                203           204,929
                                                                           -------------       ------------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS.........................................................            (31)                  -                 -
CASH AND CASH EQUIVALENTS, beginning of period..........................             62                   -                 3
                                                                           ------------        ------------      ------------
CASH AND CASH EQUIVALENTS, end of period................................   $         31        $          -      $          3
                                                                           ============        ============      ============

SUPPLEMENTAL SCHEDULE OF NONCASH  INVESTING
    AND FINANCING ACTIVITIES:
    Contribution of capital - building..................................   $          -        $          -      $        562
                                                                           ============        ============      ============
    Subsidiary trust minority interest payments.........................   $          -        $          -      $     11,819
                                                                           ============        ============      ============


          The accompanying notes are an integral part of these unaudited consolidated statements.

                           KDSM, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of KDSM, Inc., Sinclair Capital (a subsidiary trust), and KDSM Licensee Inc., which are collectively referred to hereafter as "the Company or KDSM." KDSM, Inc. is a television broadcaster serving the Des Moines, Iowa, area through station KDSM on Channel 17, a Fox affiliate. This station was wholly owned and operated by River City Broadcasting, L.P. (RCB) through its ownership in KDSM-TV, a division of RCB (the "Predecessor") through May 31, 1996. Sinclair Broadcast Group, Inc. (Sinclair) purchased the non-license assets of KDSM-TV from RCB on May 31, 1996, and exercised its option to acquire the license assets of KDSM-TV from RCB on April 22, 1997. KDSM owns all of the issued and outstanding common stock of KDSM Licensee, Inc. and all of the common trust interests of Sinclair Capital. All intercompany amounts are eliminated in consolidation.

INTERIM FINANCIAL STATEMENTS

The consolidated financial statements for the nine months ended September 30, 1997 are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements as of December 31,1996 and for the seven months then ended and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, and cash flows for these periods.

The Company's December 31, 1996 consolidated balance sheet and related statements of operations and cash flows for the seven month period ended December 31, 1996, are presented on a new basis of accounting. The accompanying financial statements for the five month period ended May 31, 1996, are presented as "Predecessor" financial statements.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financial statements do not include all disclosures normally included with audited consolidated financial statements, and, accordingly, should be read in conjunction with the December 31, 1996 consolidated balance sheet and related statements of operations and cash flows for seven month period ended December 31, 1996 and the five month period ended May 31,1996 and the related notes thereto. The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.


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

The rights to program materials are reflected in the accompanying consolidated balance sheets at the lower of unamortized cost or estimated net realizable value. Estimated net realizable values are based upon management's expectation of future advertising revenues net of sales commissions to be generated by the program material. Amortization of program contract costs is generally computed under either a four year accelerated method or based on usage, whichever yields the greater amortization for each program. Program contract costs estimated by management to be amortized in the succeeding year are classified as current assets. Payments of program contract liabilities are typically paid on a scheduled basis and are not affected by adjustments for amortization or estimated net realizable value.

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


4.   COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED
     SECURITIES OF TRUST:

In March 1997, the Company completed a private placement of $200 million aggregate liquidation value of 11 5/8% High Yield Trust Offered Preferred Securities (the "Trust Preferred Securities") of Sinclair Capital, a subsidiary trust of the Company. The Trust Preferred Securities were issued March 12, 1997, mature March 15, 2009, are mandatorily redeemable at maturity, and provide for quarterly distributions to be paid in arrears beginning June 15, 1997. The Trust Preferred Securities were sold to "qualified institutional buyers" (as defined in Rule 144A under the Securities Act of 1933, as amended) and a limited number of institutional "accredited investors" and the offering was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section #4(2) of the Securities Act and Rule 144A thereunder. The Company utilized the proceeds of the private placement combined with other capital contributions to acquire $206.2 million of 12 5/8% Series C Preferred Stock (the "Parent Preferred Securities") of Sinclair.

Pursuant to a Registration Rights Agreement entered into in connection with the private placement of the Trust Preferred Securities, Sinclair Capital offered holders of the Trust Preferred Securities the right to exchange the Trust Preferred Securities with new Trust Preferred Securities having the same terms as the existing securities, except that the exchange of the new Trust Preferred Securities for the existing Trust Preferred Securities has been registered under the Securities Act. On May 2, 1997, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission for the purpose of registering the new Trust Preferred Securities to be offered in exchange for the aforementioned existing Trust Preferred Securities issued by the Company in March 1997 (the "Exchange Offer"). The Company's Exchange Offer was closed and became effective on August 11, 1997, at which time all of the existing Trust Preferred Securities were exchanged for new Trust Preferred Securities.

5.   PARENT PREFERRED SECURITIES:

In March 1997, the Company utilized the proceeds of the Trust Preferred Securities combined with other capital contributions to acquire $206.2 million of 12 5/8% Parent Preferred Securities, issued by Sinclair. The Parent Preferred Securities were issued March 12, 1997, mature March 15, 2009, are mandatorily redeemable at maturity, and provide for quarterly distributions to be paid in arrears beginning June 15, 1997.

Pursuant to a Registration Rights Agreement entered into in connection with the private placement of the Trust Preferred Securities, Sinclair was obligated to exchange the existing Parent Preferred Securities (the "Old Parent Preferred") with New Parent Preferred Securities (the "New Parent Preferred") registered under the Securities Act. The terms of the New Parent Preferred are identical in all material respects to those of the Old Parent Preferred. A registration statement was filed on May 2, 1997 with respect to registering the New Parent Preferred, and was declared effective on July 14, 1997 and the exchange has been completed.

6.   EXERCISE OF OPTION TO ACQUIRE LICENSE ASSETS:

The FCC has granted approval for transfer of the FCC license of KDSM. The Company exercised its option to acquire the License Assets (the assets essential for broadcasting a television signal in compliance with regulatory guidelines) of KDSM from RCB for an option exercise payment of $1.6 million.

7.    COMBINED STATEMENTS OF OPERATIONS (IN THOUSANDS):

On May 31, 1996, Sinclair acquired the non-license assets of KDSM-TV, a division of RCB, through Sinclair's wholly owned subsidiary, KDSM, Inc. The following schedule details the statement of operations for the nine months ended September 30, 1996 for the Company and the Predecessor and as such, the combined results are presented in the accompanying consolidated statements of operations.



                                                                PREDECESSOR      COMPANY            COMBINED
                                                                FIVE MONTHS    FOUR MONTHS         NINE MONTHS
                                                                   ENDED          ENDED               ENDED
                                                                  MAY 31,      SEPTEMBER 30,       SEPTEMBER 30,
                                                                   1996            1996                1996
                                                                   ----            ----                ----
REVENUES:
    Station broadcast revenues, net of agency commissions.......  $ 3,478    $       2,407       $       5,885
    Revenues realized from station barter arrangements..........       85               80                 165
                                                                  -------    -------------       -------------
           Total revenues.......................................  $ 3,563    $       2,487       $       6,050
                                                                  -------    -------------       -------------
OPERATING EXPENSES:
    Program and production......................................      510              308                 818
    Selling, general and administrative.........................    1,321              948               2,269
    Expenses realized from station barter arrangements..........       97               56                 153
    Amortization of program contract costs and net
        realizable value adjustments............................      507              476                 983
    Depreciation and amortization of property and equipment.....      233               86                 319
    Amortization of acquired intangible broadcasting assets
        and other assets........................................      277              311                 588
                                                                  -------    -------------       -------------
           Total operating expenses.............................    2,945            2,185               5,130
                                                                  -------    -------------       -------------
           Broadcast operating income...........................      618              302                 920
                                                                  -------    -------------       -------------

OTHER INCOME (EXPENSE):
    Dividend Income ............................................        -                -                   -
    Subsidiary trust minority interest expense..................        -                -                   -
                                                                  -------    -------------       -------------
           Income before allocation of consolidated federal
                income taxes and state income taxes.............      618              302                 920

ALLOCATION OF CONSOLIDATED FEDERAL INCOME TAXES.................        -              143                 143

STATE INCOME TAXES..............................................        -               25                  25
                                                                  -------    -------------       -------------

NET INCOME .....................................................  $   618    $         134       $         752
                                                                  =======    =============       =============


Net income per common share.....................................  $     -    $       1,340       $       7,520
                                                                  =======    =============       =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .....................        -              100                 100
                                                                  =======    =============       =============

PRO FORMA NET INCOME AFTER INPUTING AN INCOME
    TAX PROVISION:

    Net Income, as reported.....................................  $   618
    Inputed income tax provision................................      247
                                                                  -------

        Pro forma net income....................................  $   371
                                                                  =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements of KDSM-TV (the "Predecessor") and KDSM, Inc. (the "Company") and related notes included elsewhere in this quarterly report. The following discussion and analysis includes the unaudited 1996 financial information of KDSM-TV for the five months ended May 31, 1996. On May 31 1996, KDSM, Inc. acquired the non-license assets of KDSM-TV and as a result, a new accounting basis was established beginning June 1, 1996. For purposes of the following discussion and analysis with respect to 1996, the results of operations for the five months ended May 31, 1996 are those of the predecessor and the results of operations for the four months ended September 30, 1996 and the three and nine months ended September 30, 1997 are those of the Company.

The matters discussed below include forward-looking statements. Such statements are subject to a number of risks and uncertainties, such as the impact of changes in national and regional economies, pricing fluctuations in local and national advertising, availability of capital and volatility in programming costs. Additional risk factors regarding the Company are set forth in the Company's registration statement on Form S-4 filed with the Securities and Exchange Commission on May 2, 1997.

The following table sets forth certain operating data for three months and the nine months ended September 30, 1996 and 1997:

OPERATING DATA (dollars in thousands):

----------------------------------------------------------------------------------------------------------------

                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                            SEPTEMBER 30,                    SEPTEMBER 30,

                                                      (COMPANY)        (COMPANY)       (COMBINED)      (COMPANY)
                                                         1996             1997             1996           1997

Net broadcast revenues................................  $ 1,838    $       1,765    $       5,885   $       5,684
Barter revenues.......................................       52               82              165             224
                                                        -------    -------------    -------------   -------------
Total revenues........................................    1,890            1,847            6,050           5,908
                                                        -------    -------------    -------------   -------------
Station operating expenses............................    1,014              903            3,240           2,897
Depreciation and amortization.........................      684              880            1,890           2,439
                                                        -------    -------------    -------------   -------------
Broadcast operating income............................      192               64              920             572
Dividend income.......................................        -            6,545                -          14,390
Subsidiary trust minority interest expense............        -           (5,845)               -         (12,852)
                                                        -------    --------------   -------------   --------------
Net income before income taxes........................      192              764              920           2,110
Income taxes..........................................      123              349              168             920
                                                        -------    -------------    -------------   -------------
Net income............................................  $    69    $         415    $         752   $       1,190
                                                        =======    =============    =============   =============

OTHER DATA:
    Television broadcast cash flow (BCF) (a)..........  $ 1,001    $         860    $       2,393   $       2,253
    Television BCF margin (b).........................     54.5%            48.7%            40.7%           39.6%
    Adjusted EBITDA (c)...............................  $   819    $         734    $       1,862   $       1,975
    Adjusted EBITDA margin (b)........................     44.6%            41.6%            31.6%           34.7%
    Program contract payments.........................  $    57    $         210    $         948   $       1,036
    Corporate management fees.........................  $   182    $         126    $         531   $         278
------------------------------------------------- ---------------- ---------------- --------------- -------------

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

c) "Adjusted EBITDA" is defined as broadcast cash flow less corporate expenses and is a commonly used measure of performance for broadcast companies. Adjusted EBITDA does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.



Total revenues decreased to $1.8 million for the three months ended September 30, 1997 from $1.9 million for the three months ended September 30, 1996, or 5.3%. Excluding the effects of non-cash barter transactions, net broadcast revenues for the three months ended September 30, 1997 decreased by 3.9% when compared to the three months ended September 30, 1996. Total revenues decreased to $5.9 million for the nine months ended September 30, 1997 from $6.1 million for the combined nine months ended September 30, 1996, or 3.3%. Excluding the effects of non-cash barter transactions, net broadcast revenues for the nine months ended September 30, 1997 decreased 3.4% when compared to the combined nine months ended September 30, 1996. When comparing the three months ended September 30, 1997 to the three months ended September 30, 1996, revenues from local advertisers increased approximately $48,000 or 4.3%, and revenues from national advertisers decreased $131,000 or 18.7%. When comparing the nine months ended September 30, 1997 to the combined nine months ended September 30, 1996, revenues from local advertisers increased approximately $194,000 or 5.6% and revenues from national advertisers decreased approximately $322,000 or 15.1%. Revenue growth from local advertisers primarily resulted from an increase in market revenue growth combined with a slight increase in market share. The decrease in revenue from national advertisers primarily resulted from a decrease in revenue from children's programming, fast food advertisers, soft drink advertisers and automobile advertisers.

Station operating expenses excluding depreciation and amortization of intangible assets decreased to $903,000 for the three months ended September 30, 1997 from $1.0 million for the three months ended September 30, 1996, or 9.7%. The decrease in station operating expenses for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 was primarily related to a decrease in sales commissions related to national advertising revenues and a decrease in corporate management fees. Station operating expenses decreased to $2.9 million for the nine months ended September 30, 1997 from $3.2 million for the combined nine months ended September 30, 1996, or 9.4%. The decrease in station operating expenses for the nine months ended September 30, 1997 as compared to the combined nine months ended September 30, 1996 was primarily related to decreases in corporate management fees and sales commissions related to national advertising revenues.

Broadcast operating income decreased to $64,000 for the three months ended September 30, 1997 from $192,000 for the three months ended September 30, 1996, or 66.7%. Broadcast operating income decreased to $ 572,000 for the nine months ended September 30, 1997 from $920,000 for the combined nine months ended September 30, 1996, or 37.8%. The decrease in broadcast operating income for the three months and the nine months ended September 30, 1997 as compared to the three months and the combined nine months ended September 30, 1996 was primarily attributable to increases in amortization of intangibles related to the acquisition and costs related to the private placement of $200 million aggregate liquidation value 11-5/8% High Yield Trust Offered Preferred Securities (the "Trust Preferred Securities") of Sinclair Capital, a subsidiary trust of the Company, completed March 12, 1997, partially offset by the decrease in station operating expenses as noted above.

Subsidiary trust minority interest expense of $5.8 million for the three months ended September 30, 1997 and $12.8 million for the nine months ended September 30, 1997 is related to the private placement of the Trust Preferred Securities

Dividend income of $6.5 million for the three months ended September 30, 1997 and $14.4 million for the nine months ended September 30, 1997 is related to the Company's investment in 12 5/8% Series C Preferred Stock (the "Parent Preferred Securities") issued by Sinclair Broadcast Group, Inc. (Sinclair), completed March 12, 1997.

The income tax provision increased to $349,000 for the three months ended September 30, 1997 from $123,000 for the three months ended September 30, 1996. The income tax provision increased to $920,000 for the nine months ended September 30, 1997 from $168,000 for the combined nine months ended September 30, 1996. The increases for the three months and the nine months ended September 30, 1997 as compared to the three months and the combined nine months ended September 30, 1996 are attributable to the Predecessor's difference in structure in which there were no taxes for the five months ended May 31, 1996. The Predecessor was a partnership and as such the related tax attributes were deemed to be distributed to, and to be reportable by the partners of the partnership. The Company's effective tax rate for the three months and the nine months ended September 30, 1997 was 45.7% and 43.6%, respectively.

Deferred state taxes increased to $326,000 as of September 30, 1997 from $73,000 as of December 31, 1996. The increase in the Company's deferred tax liability as of September 30, 1997 as compared to December 31, 1996 is primarily due to pre-tax income for the nine months ended September 30, 1997. Federal income taxes are allocated to the Company by Sinclair at the statutory rate, are considered payable currently and are reflected as an adjustment to Due to Parent in the Company's balance sheet.

Net income for the three months ended September 30, 1997 was $415,000 compared to net income of $69,000 for the three months ended September 30, 1996. Net income for the nine months ended September 30, 1997 was $1.2 million compared to net income of $752,000 for the combined nine months ended September 30, 1996.

Broadcast cash flow decreased to $860,000 for the three months ended September 30, 1997 from $1.0 million for the three months ended September 30, 1996, or 14.0%. Broadcast cash flow decreased to $2.3 for the nine months ended September 30, 1997 from $2.4 million for the combined nine months ended September 30, 1996, or 4.2%. The decrease in broadcast cash flow for the three months and nine months ended September 30, 1997 as compared to the three months and combined nine months ended September 30, 1996 primarily resulted from decreases in national revenues as noted above combined with increases in program contract payments.

Adjusted EBITDA decreased to $734,000 for the three months ended September 30, 1997 from $819,000 for the three months ended September 30, 1996, or 10.4%. Adjusted EBITDA increased to $2.0 million for the nine months ended September 30, 1997 from $1.9 million for the combined nine months ended September 30, 1996, or 5.3%. The decrease in adjusted EBITDA for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 resulted from decreases in national revenues as noted above combined with increases in program contract payments. The increase in adjusted EBITDA for the nine months ended September 30, 1997 as compared to the combined nine months ended September 30, 1996 resulted from decreases in operating expenses combined with decreases in corporate management fees.

The Company's broadcast cash flow margin decreased to 48.7% for the three months ended September 30, 1997 from 54.5% for the three months ended September 30, 1996. The Company's broadcast cash flow margin decreased to 39.6% for the nine months ended September 30, 1997 from 40.7% for the combined nine months ended September 30, 1996. Decreases in broadcast cash flow margins for these periods resulted primarily from decreases in national revenues as noted above combined with increases in program contract payments.

The Company's adjusted EBITDA margin decreased to 41.6% for the three months ended September 30, 1997 from 44.6% for the three months ended September 30, 1996. The decrease in adjusted EBITDA margin for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 resulted primarily from the circumstances affecting broadcast cash flow margins as noted above. The Company's adjusted EBITDA margin increased to 34.7% for the nine months ended September 30, 1997 from 31.6% for the combined nine months ended September 30, 1996. The increase in adjusted EBITDA margin for the nine months ended September 30, 1997 as compared to the combined nine months ended September 30, 1996 resulted primarily from decreases in operating expenses combined with decreases in corporate management fees.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1997, the Company had cash balances of approximately $3,000 and working capital of approximately $822,000. The Company's primary source of liquidity is cash from operations which management believes to be sufficient to meet operating cash requirements. Cash requirements or excess cash from operations are funded by or deposited into Sinclair's centralized banking system utilized by all of its wholly owned subsidiaries.

In June 1997, the Company acquired its station premises and building from the owner at a purchase price of approximately $562,000, financing the acquisition through a capital contribution from its Parent. Except for the purchase of the station building, the Company does not anticipate capital expenditures in the coming year to exceed historical capital expenditures, which were approximately $190,000 in 1996. If the Company is required to make capital expenditures to keep up with emerging technologies, management believes it will be able to fund such expenditures from its cash flow and from the proceeds of indebtedness or financing that is allowed to be incurred or obtained under the Company's Senior Debenture Indenture (provided that the Company's debt to operating cash flow ratio is 4 to 1 or less) or from capital contributions from Sinclair to the extent permitted under Sinclair's debt instruments. Under these instruments, Sinclair would currently be able to make capital contributions to the Company in an amount sufficient to cover such costs if it chose to do so.

In March 1997, the Company completed a private placement of the Trust Preferred Securities, generating net proceeds of $195 million. Simultaneously with the private placement of the Trust Preferred Securities, the Company utilized the net proceeds from the offering combined with proceeds from Sinclair capital contributions to acquire $206.2 million of the Parent Preferred Securities. The Company has and will receive dividend payments relating to its investment in the Parent Preferred Securities that are sufficient to meet dividend payments requirements of the Trust Preferred Securities.


PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

    Exhibit 27            Financial Data Schedule


(B) REPORTS ON FORM 8-K

    NONE.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized in the city of Baltimore, Maryland on the 10th day of November, 1997.



                                                 KDSM, INC.


                                        by:      /s/  David B. Amy
                                                 -----------------
                                                 David B. Amy
                                                 Chief Financial Officer
                                                 Principal Accounting Officer