Form 10-K
period 1997-12-31
KDSM INC
filed 1998-03-31
CIK 1039583

================================================================================
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997   COMMISSION FILE NUMBER: __________

                                  KDSM, INC.
            (Exact name of Registrant as specified in its charter)

                              ------------------

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


                               SINCLAIR CAPITAL
            (Exact name of Registrant as specified in its charter)
                              ------------------

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


       Securities registered pursuant to Section 12 (b) of the Act: NONE Securities registered pursuant to Section 12 (g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be files by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]



Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 27, 1998, there are 100 shares of Class A Common stock, $.01 par value of KDSM, Inc., issued and outstanding.

In addition, 2,000,000 shares of $200 million aggregate liquidation value of 11 5/8 % High Yield Trust Offered Preferred Securities of Sinclair Capital, a subsidiary trust of KDSM, Inc., are issued and outstanding.

================================================================================

                                    PART I

FORWARD-LOOKING STATEMENTS

     The matters discussed in this Form 10-K include forward-looking statements. In addition, when used in this Form 10-K, the words "intends to," "believes,"
"anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially and adversely from those described in the forward-looking statements as a result of various important factors, including the impact of changes in national and regional economies, successful integration of acquired television and radio stations (including achievement of synergies and cost reductions), pricing fluctuations in local and national advertising, volatility in programming costs and the other risk factors set forth in the Company's prospectus filed with the Securities and Exchange Commission on March 17, 1997, pursuant to rule 424(b)(5). KDSM, Inc. undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.


ITEM 1. BUSINESS

     KDSM, Inc., which is referred to hereafter as "the Company" or "KDSM", is an indirect wholly owned subsidiary of Sinclair Broadcast Group, Inc.
("Sinclair"), which owns all of the assets related to the operation of television station KDSM.

     KDSM, Channel 17, is located in Des Moines, the state capital of Iowa. The Des Moines market is currently served by four commercial television stations, all of which are network affiliated. KDSM, the Fox affiliate, is pursuing a counter-programming strategy against the other network affiliates designed to attract additional audience share in demographic groups not served by programming on competing stations. KDSM also has a program license agreement with UPN and carries such programming as "Star Trek: Voyager" and such successful syndicated products as "Seinfeld," "Frasier," "Home Improvement," "Mad About You" and "The Simpsons."

     The following table sets forth certain market revenue, size and audience share information for the Des Moines DMA:


                                                            YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------
                                                       1995           1996           1997
                                                   ------------   ------------   ------------
                                                             (DOLLARS IN THOUSANDS)

Market revenue .................................    $  38,089      $  41,988       $39,944
Annual market revenue growth/(decline) .........          7.9%          10.2%         (4.9%)
Station rank within market .....................            3              3             4
Television homes ...............................      369,410        373,630       383,000
KDSM audience share ............................          8.0%           8.3%          7.3%


     KDSM had station broadcast revenues of $8.1 million and broadcast cash flow of $3.6 million in 1997.

     The principal office of KDSM is located at 2000 W. 41st Street, Baltimore, MD 21211 and its telephone number is 410-467-5005.


SINCLAIR CAPITAL

     Sinclair Capital (the "Trust") is a special purpose statutory business trust created under Delaware law pursuant to (i) a trust agreement executed by KDSM as depositor for the Trust, First Union National Bank of Maryland, as Property Trustee (the "Property Trustee"), and First Union National Bank of Delaware, as Delaware Trustee (the "Delaware Trustee"), and (ii) the filing of a certificate of trust with the Delaware Secretary of State. The Property Trustee acts as sole trustee under the Trust Agreement for the purposes of compliance with the Trust Indenture Act. The Trust exists for the exclusive purposes of (i) issuing the 11 5/8% High Yield Offered Preferred Securities (the "Preferred Securities") and the common securities (the "Common Securities") representing undivided beneficial interests in the Trust, (ii) purchasing the 11 5/8% Senior Debentures due 2009 (the "KDSM Senior Debentures") with the proceeds from sale of the Preferred Securities and the Common Securities and
(iii) engaging in only those other activities necessary or incidental thereto. All of the Common Securities of Sinclair Capital are owned by KDSM and KDSM has agreed in the KDSM Senior Debenture Indenture to maintain such ownership. KDSM acquired Common Securities having an aggregate liquidation amount equal to 3% of the total capital of the Trust. The Trust has a term expiring in 2015, but may terminate earlier as provided in the Trust Agreement. The Trust's business affairs will be conducted by the Property Trustee, the Delaware Trustee and the Administrative Trustee (as defined below). The holder of the Common Securities, or the holders of at least a majority in the aggregate Liquidation Value of then outstanding Preferred Securities if an Event of Default has occurred and is continuing, will be entitled to appoint, remove or replace the Trustees of the Trust.

     The duties and obligations of the Trustees are governed by the Trust Agreement. David D. Smith and David B. Amy, each an officer of Sinclair, were appointed as administrative trustees of the Trust (in such capacity, the "Administrative Trustees") pursuant to the terms of the Trust Agreement. Under the Trust Agreement, the Administrative Trustees have certain duties and powers including, but not limited to, the delivery of certain notices to the holders of the Preferred Securities, the appointment of the Preferred Securities Paying Agent and the Preferred Securities Registrar, the registering of transfers of the Preferred Securities and the Common Securities and preparing and filing on behalf of the Trust all federal, state and local tax information and returns and reports required to be filed by or in respect of the Trust. Under the Trust Agreement, the Property Trustee has certain duties and powers, including, but not limited to, holding legal title to the KDSM Senior Debentures on behalf of the Trust, the collection of payments in respect of the KDSM Senior Debentures, maintenance of the Payment Account (as defined in the Trust Agreement), the sending of default notices with respect to the Preferred Securities and the distribution of the assets of the Trust in the event of a winding-up of the Trust.

TELEVISION BROADCASTING

Operating Strategy

     The Company's television operating strategy includes the following key elements:

Attracting Viewership
---------------------

     The Company seeks to attract viewership and expand its audience share through selective, high-quality programming.

     Popular Programming. The Company believes that an important factor in attracting viewership is its network affiliation with Fox. The affiliation enables the Company to attract viewers by virtue of the quality first-run original programming provided by this network and the network's promotion of such programming. The Company also seeks to obtain, at attractive prices, popular syndicated programming that is complementary to the station's network affiliation. Examples of popular syndicated programming obtained by the Company for broadcast are "Mad About You," "Frasier," "The Simpsons," "Home Improvement" and "Seinfeld."

     Children's Programming. The Company seeks to be a leader in children's programming in its DMA. KDSM carries the Fox Children's Network ("FCN"), which includes significant amounts of animated programming throughout the week. In addition to this animated programming, the Company broadcasts other forms of children's programming, which may be produced by the Company or by Fox or supplied by a syndicated programmer.

     Counter-Programming. The Company's programming strategy also includes "counter-programming," which consists of broadcasting programs that are alternatives to the types of programs being shown concurrently on competing stations. This strategy is designed to attract additional audience share in demographic groups not served by concurrent programming on competing stations. The Company believes that implementation of this strategy enables its station to achieve competitive rankings in households in the 18-49 and 25-54 demographics and to offer greater diversity of programming in its DMA.

     Popular Sporting Events. The Company attempts to capture a portion of advertising dollars designated to sports programming. Affiliates of Fox are subject to prohibitions against preemptions of network programming. The Company has been able to acquire the local television broadcast rights for certain sporting events, including Major League Baseball, NFL football, NHL hockey and Big Ten football and Iowa and Big Ten basketball.

Innovative Local Sales and Marketing
------------------------------------

     The Company believes that it is able to attract new advertisers to its station and increase its share of existing customers' advertising budgets by creating a sense of partnership with those advertisers. The Company develops such relationships by training its sales forces to offer new marketing ideas and campaigns to advertisers. These campaigns often involve the sponsorship by advertisers of local promotional events that capitalize on the station's local identity and programming franchises. For example, KDSM has a local Family Fair, which allows station advertisers to reinforce their on-air advertising with their target audience. Through its strong local sales and marketing focus, the Company seeks to capture an increasing share of its revenues from local sources, which are generally more stable than national advertising.

Control of Operating and Programming Costs
------------------------------------------

     By employing a disciplined approach to managing programming acquisition and other costs, Sinclair has been able to achieve operating margins that Sinclair believes are among the highest in the television broadcast industry. Sinclair has sought and will continue to seek to acquire quality programming for prices at or below prices paid in the past which directly affects KDSM. As an owner or provider of programming services to 35 stations in 24 DMAs. Sinclair believes that it is able to negotiate favorable terms for the acquisition of programming. Moreover, Sinclair emphasizes control of KDSM's programming and operating costs through program-specific profit analysis, detailed budgeting, tight control over staffing levels and detailed long-term planning models.

Attract and Retain High Quality Management
------------------------------------------

     Sinclair believes that much of its success is due to its ability to attract and retain highly skilled and motivated managers, both at the corporate and local station levels. A portion of the compensation provided to general managers, sales managers and other station managers is based on their achieving certain operating results. Sinclair also provides its corporate and station managers with deferred compensation plans offering options to acquire Class A Common Stock.

Community Involvement
---------------------

     KDSM actively participates in various community activities and offers many community services. KDSM's activities include broadcasting programming of local interest and sponsorship of community and charitable events. The Company also encourages its station employees to become active members of their communities and to promote involvement in community and charitable affairs. The Company believes that active community involvement by its station provides increased exposure in its DMA and ultimately increases viewership and advertising support.


Programming and Affiliations

     Sinclair  continually  reviews KDSM's  existing  programming  inventory and seeks to purchase the most profitable and cost-effective syndicated programs available for each time period. In developing its selection of syndicated programming, Sinclair balances the cost of available syndicated programs with their potential to increase advertising revenue and the risk of their reduced popularity during the term of the program contract. Sinclair seeks to purchase only those programs with contractual periods that permit programming flexibility and which complement a station's overall programming strategy and counter-programming strategy. Programs that can perform successfully in more than one time period are more attractive due to the long lead time and multi-year commitments inherent in program purchasing.

     On August 21, 1996, Sinclair entered into an agreement with Fox (the "Fox Agreement") which, among other things, provides that the affiliation agreement between Fox and KDSM would be amended to have a new five-year term commencing on the date of the Fox Agreement. Fox has the option to extend the affiliation agreement for an additional five-year term and must extend all of Sinclair's affiliation agreements if it extends any (except that Fox may selectively renew affiliation agreements if any station has breached its affiliation agreement). The Fox Agreement also includes provisions limiting the ability of KDSM to preempt Fox programming except where it has existing programming conflicts or where KDSM preempts to serve a public purpose. Fox produces and distributes programming in exchange for KDSM's commitment to air the programming at specified times and for commercial announcement time during the programming.

USE OF DIGITAL TELEVISION TECHNOLOGY

     The Company believes that television broadcasting may be enhanced significantly by the development and increased availability of digital broadcasting service technology. This technology has the potential to permit the Company to provide viewers multiple channels of digital television over each of its existing standard channels, to provide certain programming in a high definition television format and to deliver various forms of data, including data on the Internet, to home and business computers. These additional capabilities may provide the Company with additional sources of revenue, although the Company may be required to incur significant additional costs in connection therewith. The Company is currently considering plans to provide high definition television ("HDTV"), to provide multiple channels of television including the provision of additional broadcast programming and transmitted data on a subscription basis, and to continue its current TV program channels on its allocated digital television ("DTV") channels. The 1996 Act allows the FCC to charge a spectrum fee to broadcasters who use the digital spectrum to offer subscription-based services, and the FCC has opened a rulemaking to consider the spectrum fees to be charged to broadcasters for such use. In addition, Congress has held hearings on broadcasters' plans for the use of their digital spectrum. The Company cannot predict what future actions the FCC or Congress might take with respect to DTV, nor can it predict the effect of the FCC's present DTV implementation plan or such future actions on the Company's business. DTV technology is not currently available to the viewing public and a successful transition from the current analog broadcast format to a digital format may take many years. There can be no assurance that the Company's efforts to take advantage of the new technology will be commercially successful.

FEDERAL REGULATION OF TELEVISION BROADCASTING

     The ownership, operation and sale of television stations are subject to the jurisdiction of the FCC, which acts under authority granted by the Communications Act. Among other things, the FCC assigns frequency bands for broadcasting; determines the particular frequencies, locations and operating power of stations; issues, renews, revokes and modifies station licenses; regulates equipment used by stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; and has the power to impose penalties for violations of its rules or the Communications Act.

     The following is a brief summary of certain provisions of the Communications Act, the 1996 Act and specific FCC regulations and policies. Reference should be made to the Communications Act, the 1996 Act, FCC rules and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of broadcast stations.

     License  Grant  and  Renewal.   Television  stations  operate  pursuant  to
broadcasting licenses that are granted by the FCC for maximum terms of eight years.

     Television station licenses are subject to renewal upon application to the FCC. During certain periods when renewal applications are pending, competing applicants may file for the television frequency being used by the renewal applicant. During the same periods, petitions to deny license renewal applications may be filed by interested parties, including members of the public. The FCC is required to hold hearings on renewal applications if it is unable to determine that renewal of a license would serve the public interest, convenience and necessity, or if a petition to deny raises a "substantial and material question of fact" as to whether the grant of the renewal application would be prima facie inconsistent with the public interest, convenience and necessity. However, the FCC is prohibited from considering competing applications for a renewal applicant's frequency, and is required to grant the renewal application, if the FCC finds: (i) that the station has served the public interest, convenience and necessity; (ii) that there have been no serious violations by the licensee of the Communications Act or the rules and regulations of the FCC; and (iii) that there have been no other violations by the licensee of the Communications Act or the rules and regulations of the FCC that, when taken together, would constitute a pattern of abuse.

     KDSM's FCC license will expire on February 1, 2006. Although renewal of licenses is granted in the vast majorities of cases even when petitions to deny are filed, there can be no assurance that the license will be renewed.

Ownership Matters

General
-------

     The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to permit the assignment or transfer of control of, or the grant or renewal of, a broadcast license, the FCC considers a number of factors pertaining to the licensee, including compliance with various rules limiting common ownership of media properties, the "character" of the licensee and those persons holding "attributable" interests therein, and compliance with the Communications Act's limitations on alien ownership.

     To obtain the FCC's prior consent to assign a broadcast license or transfer control of a broadcast licensee, an appropriate application must be filed with the FCC. If the application involves a "substantial change" in ownership or control, the application must be placed on public notice for a period of approximately 30 days during which petitions to deny the application may be filed by interested parties, including members of the public. If the application does not involve a "substantial change" in ownership or control, it is a "pro forma" application. The "pro forma" application is not subject to petitions to deny or a mandatory waiting period, but is nevertheless subject to having informal objections filed against it. If the FCC grants an assignment or transfer application, interested parties have approximately 30 days from public notice of the grant to seek reconsideration or review of that grant. Generally, parties that do not file initial petitions to deny or informal objections against the application face difficulty in seeking reconsideration or review of the grant. The FCC normally has approximately an additional 10 days to set aside such grant on its own motion. When passing on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer to any party other than the assignee or transferee specified in the application.

     The FCC generally applies its ownership limits to "attributable" interests held by an individual, corporation, partnership or other association. In the case of corporations holding, or through subsidiaries controlling, broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation's stock (or 10% or more of such stock in the case of insurance companies, investment companies and bank trust departments that are passive investors) are generally attributable, except that, in general, no minority voting stock interest will be attributable if there is a single holder of more than 50% of the outstanding voting power of the corporation. The FCC has pending a rulemaking proceeding that, among other things, seeks comment on whether the FCC should modify its attribution rules by (i) raising the attribution stock benchmark from 5% to 10%;
(ii) raising the attribution stock benchmark for passive investors from 10% to 20%; (iii) restricting the availability of the single majority shareholder exemption; and (iv) attributing certain interests such as non-voting stock, debt and certain holdings by limited liability corporations in certain circumstances. More recently, the FCC has solicited comment on proposed rules that would (i) treat an otherwise nonattributable equity or debt interest in a licensee as an attributable interest where the interest holder is a program supplier or the owner of a broadcast station in the same market and the equity and/or debt holding is greater than a specified benchmark; (ii) treat a licensee of a television station which, under an LMA, brokers more than 15% of the time on another television station serving the same market, as having an attributable interest in the brokered station; and (iii) in certain circumstances, treat the licensee of a broadcast station that sells advertising time on another station in the same market pursuant to a JSA as having an attributable interest in the station whose advertising is being sold.

     Under its "cross-interest" policy, the FCC considers certain "meaningful" relationships among competing media outlets in the same market, even if the ownership rules do not specifically prohibit the relationship. Under this policy, the FCC may consider significant nonattributable equity or debt interests in a media outlet combined with an attributable interest in another media outlet in the same market, joint ventures, and common key employees among competitors. The cross-interest policy does not necessarily prohibit all of these interests, but requires that the FCC consider whether, in a particular market, the "meaningful" relationships between competitors could have a significant adverse effect upon economic competition and program diversity.
Heretofore, the FCC has not applied its cross-interest policy to LMAs and JSAs between broadcast stations. In its ongoing rulemaking proceeding concerning the attribution rules, the FCC has sought comment on, among other things, (i) whether the cross-interest policy should be applied only in smaller markets, and
(ii) whether non-equity financial relationships such as debt, when combined with multiple business interrelationships such as LMAs and JSAs, raise concerns under the cross-interest policy. Moreover, in its most recent proposals in its ongoing attribution rulemaking proceeding, the FCC has proposed treating television LMAs, television and radio JSAs, and presently nonattributable debt or equity interests as attributable interests in certain circumstances without regard to the cross-interest policy.

     The Communications Act prohibits the issuance of broadcast licenses to, or the holding of a broadcast license by, any corporation of which more than 20% of the capital stock is owned of record or voted by non-U.S. citizens or their representatives or by a foreign government or a representative thereof, or by any corporation organized under the laws of a foreign country (collectively, "Aliens"). The Communications Act also authorizes the FCC, if the FCC determines that it would be in the public interest, to prohibit the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by Aliens. The Company has been advised that the FCC staff has interpreted this provision to require a finding that such grant or holding would be in the public interest before a broadcast license may be granted to or held by any such corporation and that the FCC staff has made such a finding only in limited circumstances. The FCC has issued interpretations of existing law under which these restrictions in modified form apply to other forms of business organizations, including partnerships.

Television
----------

     National Ownership Rule. Prior to the 1996 Act, FCC rules generally prohibited an individual or entity from having an attributable interest in more than 12 television stations nationwide, or in television stations reaching more than 25% of the national television viewing audience. Pursuant to the 1996 Act, the FCC has modified its rules to eliminate any limitation on the number of television stations an individual or entity may own nationwide, subject to the restriction that no individual or entity may have an attributable interest in television stations reaching more than 35% of the national television viewing audience. Historically, VHF stations have shared a larger portion of the market than UHF stations. Therefore, only half of the households in the market area of any UHF station are included when calculating whether an entity or individual owns television stations reaching more than 35% of the national television viewing audience. All but six of the stations owned and operated by the Company, or to which the Company provides programming services, are UHF. Upon completion of all pending acquisitions and dispositions, the Company will reach approximately 14% of U.S. television households using the FCC's method of calculation.

     Duopoly Rule. On a local level, the television "duopoly" rule generally prohibits a single individual or entity from having an attributable interest in two or more television stations with overlapping Grade B service areas. While the 1996 Act did not eliminate the television duopoly rule, it did direct the FCC to initiate a rulemaking proceeding to determine whether to retain, modify, or eliminate the rule. The FCC has pending a rulemaking proceeding in which it has proposed, among other options, to modify the television duopoly rule to permit the common ownership of television stations in different DMAs, so long as the Grade A signal contours of the stations do not overlap. Pending resolution of its rulemaking proceeding, the FCC has adopted an interim waiver policy that permits the common ownership of television stations in different DMAs with no overlapping Grade A signal contours, conditioned on the final outcome of the rulemaking proceeding. The FCC has also sought comment on whether common ownership of two television stations in a market should be permitted (i) where one or more of the commonly owned stations is UHF, (ii) where one of the stations is in bankruptcy or has been off the air for a substantial period of time and (iii) where the commonly owned stations have very small audience or advertising shares, are located in a very large market, and/or a specified number of independently owned media voices would remain after the acquisition.

Other Ownership Matters
-----------------------

     There remain in place after the 1996 Act a number of additional cross-ownership rules and prohibitions pertaining to licensees of television stations. FCC rules, the Communications Act, or both generally prohibit an individual or entity from having an attributable interest in both a television station and a radio station, a daily newspaper, or a cable television system that is located in or serves the same market area.

     Antitrust Regulation. The DOJ and the Federal Trade Commission have increased their scrutiny of the television and radio industry since the adoption of the 1996 Act, and have indicated their intention to review matters related to the concentration of ownership within markets (including LMAs and JSAs) even when the ownership or LMA or JSA in question is permitted under the laws administered by the FCC or by FCC rules and regulations. For instance, the DOJ has for some time taken the position that an LMA entered into in anticipation of a station's acquisition with the proposed buyer of the station constitutes a change in beneficial ownership of the station which, if subject to filing under the HSR Act, cannot be implemented until the waiting period required by that statute has ended or been terminated.

     Radio/Television Cross-Ownership Rule. The FCC's radio/television cross-ownership rule (the "one to a market" rule) generally prohibits a single individual or entity from having an attributable interest in a television station and a radio station serving the same market. However, in each of the 25 largest local markets in the United States, provided that there remain at least 30 separately owned television and radio stations in the particular market after the acquisition in question, the FCC has traditionally employed a policy that presumptively allows waivers of the one to a market rule to permit the common ownership of one AM, one FM and one TV station in the market. The 1996 Act directs the FCC to extend this policy to each of the top 50 markets. Moreover, the FCC has pending a rulemaking proceeding in which it has solicited comment on whether the one to a market rule should be eliminated altogether.

     However, the FCC does not apply its presumptive waiver policy in cases involving the common ownership of one television station, and two or more radio stations in the same service (AM or FM), in the same market. Pending its ongoing rulemaking proceeding to reexamine the one to a market rule, the

FCC has stated that it will consider waivers of the rule in such instances on a case-by-case basis, considering (i) the public service benefits that will arise from the joint operation of the facilities such as economies of scale, cost savings and programming and service benefits; (ii) the types of facilities involved; (iii) the number of media outlets owned by the applicant in the relevant market; (iv) the financial difficulties of the stations involved; and
(v) the nature of the relevant market in light of the level of competition and diversity after joint operation is implemented. Generally, any such waivers that are granted, and which allow common ownership of a television station and more than two same-service radio stations in the same market, are temporary and conditioned on the outcome of the rulemaking proceeding.

     In its ongoing rulemaking proceeding to reexamine the one to a market rule, the FCC has proposed the following options for modifying the rule in the event it is not eliminated: (i) extending the presumptive waiver policy to any television market in which a specified number of independently owned media "voices" would remain after common ownership of a television station and one or more radio stations is effectuated; (ii) extending the presumptive waiver policy to entities that seek to own more than one FM and/or one AM radio station; (iii) reducing the minimum number of independently owned voices that must remain after a transaction is effectuated; and (iv) modifying the five-factor case-by-case test for waivers.

     Local Television/Cable Cross-Ownership Rule. While the 1996 Act eliminates a previous statutory prohibition against the common ownership of a television broadcast station and a cable system that serve the same local market, the 1996 Act leaves the current FCC rule in place. The legislative history of the Act indicates that the repeal of the statutory ban should not prejudge the outcome of any FCC review of the rule.

     Broadcast Network/Cable Cross-Ownership Rule. The 1996 Act directs the FCC to eliminate its rules which formerly prohibited the common ownership of a broadcast network and a cable system, subject to the provision that the FCC revise its rules as necessary to ensure carriage, channel positioning, and non-discriminatory treatment of non-affiliated broadcast stations by cable systems affiliated with a broadcast network. In March 1996, the FCC issued an order implementing this legislative change.

     Broadcast/Daily Newspaper Cross-Ownership Rule. The FCC's rules prohibit the common ownership of a radio or television broadcast station and a daily newspaper in the same market. The 1996 Act does not eliminate or modify this prohibition. In October 1996, however, the FCC initiated a rulemaking proceeding to determine whether it should liberalize its waiver policy with respect to cross-ownership of a daily newspaper and one or more radio stations in the same market.

     Dual Network Rule. The 1996 Act directs the FCC to repeal its rule which formerly prohibited an entity from operating more than one television network. In March 1996, the FCC issued an order implementing this legislative change. Under the modified rule, a network entity is permitted to operate more than one television network, provided, however, that ABC, CBS, NBC, and/or Fox are prohibited from merging with each other or with another network television entity such as WB or UPN.

     The 1996 Act requires the FCC to review its broadcast ownership rules every two years to "determine whether any of such rules are necessary in the public interest as the result of competition," and to repeal or modify any rules that are determined to be no longer in the public interest. In March 1998, the FCC initiated a rulemaking proceeding to review certain of its broadcast ownership rules pursuant to the statutory mandate, including: (i) the rule limiting ownership of television stations nationally to stations reaching 35% of the national television audience; (ii) the rule attributing only 50% of television households in a market to the audience reach of a UHF television station for purposes of the 35% national audience reach limit; (iii) the rule prohibiting common ownership of a broadcast station and a daily newspaper in the same market; (iv) the rule prohibiting common ownership of a broadcast television station and a cable system in the same market; (v) the local radio multiple ownership rules; and (vi) the dual network rule. Additionally, the FCC stated that its already-pending proceedings to review the television duopoly and "one to a market" rules satisfy the 1996 Act's biennial review requirements.

     Expansion of the Company's broadcast operations on both a local and national level will continue to be subject to the FCC's ownership rules and any changes the FCC or Congress may adopt. Concomitantly, any further relaxation of the FCC's ownership rules may increase the level of competition in one or more of the markets in which the Company's stations are located, more specifically to the extent that any of the Company's competitors may have greater resources and thereby be in a superior position to take advantage of such changes.

Must-Carry/Retransmission Consent

     Pursuant to the Cable Act of 1992, television broadcasters are required to make triennial elections to exercise either certain "must-carry" or "retransmission consent" rights in connection with their carriage by cable systems in each broadcaster's local market. By electing the must-carry rights, a broadcaster demands carriage on a specified channel on cable systems within its Area of Dominant Influence, in general as defined by the Arbitron 1991-92 Television Market Guide. These must-carry rights are not absolute, and their exercise is dependent on variables such as (i) the number of activated channels on a cable system; (ii) the location and size of a cable system; and (iii) the amount of programming on a broadcast station that duplicates the programming of another broadcast station carried by the cable system. Therefore, under certain circumstances, a cable system may decline to carry a given station. Alternatively, if a broadcaster chooses to exercise retransmission consent rights, it can prohibit cable systems from carrying its signal or grant the appropriate cable system the authority to retransmit the broadcast signal for a fee or other consideration. In October 1996, Sinclair elected must-carry or retransmission consent with respect to each of its markets based on its evaluation of the respective markets and the position of Sinclair's owned or programmed station(s) within the market. KDSM continues to be carried on the pertinent cable system, and the Company does not believe that its elections have resulted in the shifting of its station to less desirable cable channel locations. Since the Company is affiliated with Fox it is required to elect retransmission consent because Fox's retransmission consent negotiations on behalf of the Company resulted in agreements which extend into 1998. Therefore, the Company will need to negotiate a retransmission consent agreement to attain carriage on the relevant cable systems for the balance of this triennial period (i.e., through December 31, 1999). For subsequent elections beginning with the election to be made by October 1, 1999, the must-carry market will be the station's DMA, in general as defined by the Nielsen DMA Market and Demographic Rank Report of the prior year.

Syndicated Exclusivity/Territorial Exclusivity

     The FCC has imposed syndicated exclusivity rules and expanded existing network nonduplication rules. The syndicated exclusivity rules allow local broadcast television stations to demand that cable operators black out syndicated non-network programming carried on "distant signals" (i.e., signals of broadcast stations, including so-called "superstations," which serve areas substantially removed from the cable system's local community). The network non-duplication rules allow local broadcast network television affiliates to require that cable operators black out duplicative network programming carried on distant signals. However, in a number of markets in which the Company owns or programs stations affiliated with a network, a station that is affiliated with the same network in a nearby market is carried on cable systems in the Company's market. This is not in violation of the FCC's network nonduplication rules. However, the carriage of two network stations on the same cable system could result in a decline of viewership adversely affecting the revenues of the Company owned or programmed station.

Restrictions on Broadcast Advertising

     Advertising of cigarettes and certain other tobacco products on broadcast stations has been banned for many years. Various states restrict the advertising of alcoholic beverages. Congressional committees have examined legislation proposals which would eliminate or severely restrict the advertising of beer and wine. Although no prediction can be made as to whether any or all of such proposals will be enacted into law, the elimination of all beer and wine advertising would have an adverse effect upon the revenues of the Company's stations, as well as the revenues of other stations which carry beer and wine advertising.

     The FCC has imposed commercial time limitations in children's television programming pursuant to legislation. In television programs designed for viewing by children of 12 years of age and under, commercial matter is limited to 12 minutes per hour on weekdays and 10.5 minutes per hour on weekends.

     The Communications Act and FCC rules also impose regulations regarding the broadcasting of advertisements by legally qualified candidates for elective office. Among other things, (i) stations must provide "reasonable access" for the purchase of time by legally qualified candidates for federal office; (ii) stations must provide "equal opportunities" for the purchase of equivalent amounts of comparable broadcast time by opposing candidates for the same elective office; and (iii) during the 45 days preceding a primary or primary run-off election and during the 60 days preceding a general or special election, legally qualified candidates for elective office may be charged no more than the station's "lowest unit charge" for the same class of advertisement, length of advertisement, and daypart. Recently, both the President of the United States and the Chairman of the FCC have called for rules that would require broadcast stations to provide free airtime to political candidates. The Company cannot predict the effect of such a requirement on its advertising revenues.

Programming and Operation

     General. The Communications Act requires broadcasters to serve the "public interest." The FCC has relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. FCC licensees continue to be required, however, to present programming that is responsive to their communities' issues, and to maintain certain records demonstrating such responsiveness. Complaints from viewers concerning a station's programming may be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must pay regulatory and application fees, and follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications, the advertisement of contests and lotteries, obscene and indecent broadcasts, and technical operations, including limits on radio frequency radiation. In addition, licensees must develop and implement affirmative action programs designed to promote equal employment opportunities, and must submit reports to the FCC with respect to these matters on an annual basis and in connection with a renewal application. Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of a renewal for a "short" (i.e., less than the full) license term, or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

     Children's Television Programming. Pursuant to rules adopted in 1996, television stations are required to broadcast a minimum of three hours per week of "core" children's educational programming, which the FCC defines as programming that (i) has serving the educational and informational needs of children 16 years of age and under as a significant purpose; (ii) is regularly scheduled, weekly and at least 30 minutes in duration; and (iii) is aired between the hours of 7:00 a.m. and 10:00 p.m. Furthermore, "core" children's educational programs, in order to qualify as such, are required to be identified as educational and informational programs over the air at the time they are broadcast, and are required to be identified in the children's programming reports required to be placed in stations' public inspection files. Additionally, television stations are required to identify and provide information concerning "core" children's programming to publishers of program guides and listings.

     Television Violence. The 1996 Act contains a number of provisions relating to television violence. First, pursuant to the 1996 Act, the television industry has developed a ratings system which the FCC has approved. Furthermore, also pursuant to the 1996 Act the FCC has adopted rules requiring certain television sets to include the so-called "V-chip," a computer chip that allows blocking of rated programming. Under these rules, half of television receiver models with picture screens 13 inches or greater will be required to have the "V-chip" by July 1, 1999, and all such models will be required to have the "V-chip" by January 1, 2000. In addition, the 1996 Act requires that all television license renewal applications filed after May 1, 1995 contain summaries of written comments and suggestions received by the station from the public regarding violent programming.

     Closed Captioning. The 1996 Act directs the FCC to adopt rules requiring closed captioning of all broadcast television programming, except where captioning would be "economically burdensome." The FCC has recently adopted such rules. The rules require generally that (i) 95% of all new programming first published or exhibited on or after January 1, 1998 must be closed captioned within eight years, and (ii) 75% of "old" programming which first aired prior to January 1, 1998 must be closed captioned within 10 years, subject to certain exemptions.

Digital Television

     The FCC has taken a number of steps to implement digital television ("DTV") broadcasting service in the United States. In December 1996, the FCC adopted a DTV broadcast standard and, in April 1997, adopted decisions in several pending rulemaking proceedings that establish service rules and a plan for implementing DTV. The FCC adopted a DTV table of allotments that provides all authorized television stations with a second channel on which to broadcast a DTV signal. In February 1998, the FCC made slight revisions to the DTV rules and table of allotments in acting upon a number of appeals in the DTV proceeding. The FCC has attempted to provide DTV coverage areas that are comparable to stations' existing service areas. The FCC has ruled that television broadcast licensees may use their digital channels for a wide variety of services such as high-definition television, multiple standard definition television programming, audio, data, and other types of communications, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standard.

     DTV channels will generally be located in the range of channels from channel 2 through channel 51. The FCC is requiring that affiliates of ABC, CBS, Fox and NBC in the top 10 television markets begin digital broadcasting by May 1, 1999 (many stations affiliated with these networks in the top 10 markets have voluntarily committed to begin digital broadcasting by November 1998), and that affiliates of these networks in markets 11 through 30 begin digital broadcasting by November 1999. The FCC's plan calls for the DTV transition period to end in the year 2006, at which time the FCC expects that television broadcasters will cease non-digital broadcasting and return one of their two channels to the government, allowing that spectrum to be recovered for other uses. Under the Balanced Budget Act, however, the FCC is authorized to extend the December 31, 2006 deadline for reclamation of a television station's non-digital channel if, in any given case: (i) one or more television stations affiliated with ABC, CBS, NBC or Fox in a market is not broadcasting digitally, and the FCC determines that such stations have "exercised due diligence" in attempting to convert to digital broadcasting; or (ii) less than 85% of the television households in the station's market subscribe to a multichannel video service (cable, wireless cable or DBS) that carries at least one digital channel from each of the local stations in that market, and less than 85% of the television households in the market can receive digital signals off the air using either a set-top converter box for an analog television set or a new DTV television set. The Balanced Budget Act also directs the FCC to auction the non-digital channels by September 30, 2002 even though they are not to be reclaimed by the government until at least December 31, 2006. The Balanced Budget Act also permits broadcasters to bid on the non-digital channels in cities with populations greater than 400,000, provided the channels are used for DTV. Thus, it is possible a broadcaster could own two channels in a market. The FCC has concluded a separate proceeding in which it reallocated television channels 60 through 69 to other services while protecting existing television stations on those channels from interference during the DTV transition period. Additionally, the FCC will open a separate proceeding to consider to what extent the cable must-carry requirements will apply to DTV signals.

     Implementation of digital television will improve the technical quality of television signals received by viewers. Under certain circumstances, however, conversion to digital operation may reduce a station's geographic coverage area or result in some increased interference. The FCC's DTV allotment plan allows present UHF stations that move to DTV channels considerably less signal power than present VHF stations that move to UHF DTV channels. Additionally, the DTV transmission standard adopted by the FCC may not allow certain stations to provide a DTV signal of adequate strength to be reliably received by certain viewers using inside television set antennas. Implementation of digital television will also impose substantial additional costs on television stations because of the need to replace equipment and because some stations will need to operate at higher utility costs and there can be no assurance that the Company's television stations will be able to increase revenue to offset such costs. The FCC is also considering imposing new public interest requirements on television licensees in exchange for their receipt of DTV channels. The Company is currently considering plans to provide HDTV, to provide multiple channels of television, including the provision of additional broadcast programming and trans-
mitted data on a subscription basis, and to continue its current TV program channels on its allocated DTV channels. The 1996 Act allows the FCC to charge a spectrum fee to broadcasters who use the digital spectrum to offer subscription-based services. The FCC has opened a rulemaking to consider the spectrum fees to be charged to broadcasters for such use. In addition, Congress has held hearings on broadcasters' plans for the use of their digital spectrum. The Company cannot predict what future actions the FCC might take with respect to DTV, nor can it predict the effect of the FCC's present DTV implementation plan or such future actions on the Company's business.

Proposed Changes

     The Congress and the FCC have under consideration, and in the future may consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of the Company's broadcast stations, result in the loss of audience share and advertising revenues for the Company's broadcast stations, and affect the ability of the Company to acquire additional broadcast stations or finance such acquisitions. In addition to the changes and proposed changes noted above, such matters may include, for example, the license renewal process, spectrum use fees, political advertising rates, potential restrictions on the advertising of certain products (beer, wine and hard liquor, for example), and the rules and policies to be applied in enforcing the FCC's equal employment opportunity regulations. Other matters that could affect the Company's broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry, such as direct radio and television broadcast satellite service, the continued establishment of wireless cable systems and low power television stations, digital television and radio technologies, and the advent of telephone company participation in the provision of video programming service.

Other Considerations

     The foregoing summary does not purport to be a complete discussion of all provisions of the Communications Act or other congressional acts or of the regulations and policies of the FCC. For further information, reference should be made to the Communications Act, other congressional acts, and regulations and public notices promulgated from time to time by the FCC. There are additional regulations and policies of the FCC and other federal agencies that govern political broadcasts, public affairs programming, equal employment opportunity, and other matters affecting the Company's business and operations.

ENVIRONMENTAL REGULATION

     Prior to the Company's ownership or operation of its facilities, substances or waste that are or might be considered hazardous under applicable environmental laws may have been generated, used, stored or disposed of at certain of those facilities. In addition, environmental conditions relating to the soil and groundwater at or under the Company's facilities may be affected by the proximity of nearby properties that have generated, used, stored or disposed of hazardous substances. As a result, it is possible that the Company could become subject to environmental liabilities in the future in connection with these facilities under applicable environmental laws and regulations. Although the Company believes that it is in substantial compliance with such environmental requirements, and has not in the past been required to incur significant costs in connection therewith, there can be no assurance that the Company's costs to comply with such requirements will not increase in the future. The Company presently believes that none of its properties have any condition that is likely to have a material adverse effect on the Company's financial condition or results of operations.

COMPETITION

     The Company competes for audience share and advertising revenue with other television and radio stations in its DMA as well as with other advertising media, such as newspapers, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail and local cable and wireless cable systems. Some competitors are part of larger organizations with substantially greater financial, technical and other resources than the Company.

     Television Competition. Competition in the television broadcasting industry occurs primarily in individual DMAs. Generally, a television broadcasting station in one DMA does not compete with stations in other DMAs. The Company is located in a highly competitive DMA. In addition, certain of the Company's DMAs are overlapped by both over-the-air and cable carriage of stations in adjacent DMAs, which tends to spread viewership and advertising expenditures over a larger number of television stations.

     Broadcast television stations compete for advertising revenues primarily with other broadcast television stations, radio stations and cable system operators serving the same market. Traditional Network programming generally achieves higher household audience levels than Fox, WB and UPN programming and syndicated programming aired by independent stations. This can be attributed to a combination of factors, including the Traditional Networks' efforts to reach a broader audience, generally better signal carriage available when broadcasting over VHF channels 2 through 13 versus broadcasting over UHF channels 14 through 69 and the higher number of hours of Traditional Network programming being broadcast weekly. However, greater amounts of advertising time are available for sale during Fox programming and non-network syndicated programming, and as a result the Company believes that the Company's programming typically achieves a share of television market advertising revenues greater than its share of the market's audience.

     Television stations compete for audience share primarily on the basis of program popularity, which has a direct effect on advertising rates. A large amount of the Company's prime time programming is supplied by Fox. In those periods, the Company is totally dependent upon the performance of Fox programs in attracting viewers. Non-network time periods are programmed by the station primarily with syndicated programs purchased for cash, cash and barter, or barter-only, and also through self-produced news, public affairs and other entertainment programming.

     Television advertising rates are based upon factors which include the size of the DMA in which the station operates, a program's popularity among the viewers that an advertiser wishes to attract, the number of advertisers competing for the available time, the demographic makeup of the DMA served by the station, the availability of alternative advertising media in the DMA (including radio and cable), the aggressiveness and knowledge of sales forces in the DMA and development of projects, features and programs that tie advertiser messages to programming. The Company believes that its sales and programming strategies allow it to compete effectively for advertising within its DMA.

     Other factors that are material to a television station's competitive position include signal coverage, local program acceptance, network affiliation, audience characteristics and assigned broadcast frequency. Historically, the Company has suffered a competitive disadvantage in comparison to stations with VHF broadcast frequencies due to its UHF broadcast frequency. This historic disadvantage has gradually declined through (i) carriage on cable systems, (ii) improvement in television receivers, (iii) improvement in television transmitters, (iv) wider use of all channel antennae, (v) increased availability of programming, and (vi) the development of new networks such as Fox, WB and UPN.

     The broadcasting industry is continuously faced with technical changes and innovations, the popularity of competing entertainment and communications media, changes in labor conditions, and governmental restrictions or actions of federal regulatory bodies, including the FCC, any of which could possibly have a material effect on a television station's operations and profits. There are sources of video service other than conventional television stations, the most common being cable television, which can increase competition for a broadcast television station by bringing into its market distant broadcasting signals not otherwise available to the station's audience, serving as a distribution system for national satellite-delivered programming and other non-broadcast programming originated on a cable system and selling advertising time to local advertisers. Other principal sources of competition include home video exhibition, direct-to-home broadcast satellite television ("DBS") entertainment services and multichannel multipoint distribution services ("MMDS"). Moreover, technology advances and regulatory changes affecting programming delivery through fiber optic telephone lines and video compression could lower entry barriers for new video channels and encourage the development of increasingly specialized "niche" programming. The 1996 Act permits telephone companies to provide video distribution services via radio communication, on a common carrier basis, as "cable systems" or as "open video systems," each pursuant to different regulatory schemes. The Company is unable to predict the effect that technological and regulatory changes will have on the broadcast television industry and on the future profitability and value of the Company's broadcast television station.

     The FCC authorizes DBS services throughout the United States. Currently, two FCC permitees, DirecTV and United States Satellite Broadcasting, provide subscription DBS services via high-power communications satellites and small dish receivers, and other companies provide direct-to-home video service using lower powered satellites and larger receivers. Additional companies are expected to commence direct-to-home operations in the near future. DBS and MMDS, as well as other new technologies, will further increase competition in the delivery of video programming.

     The Company cannot predict what other matters might be considered in the future, nor can it judge in advance what impact, if any, the implementation of any of these proposals or changes might have on its business.

     The Company believes that television broadcasting may be enhanced significantly by the development and increased availability of DTV technology. This technology has the potential to permit the Company to provide viewers multiple channels of digital television over each of its existing standard channels, to provide certain programming in a high definition television format and to deliver various forms of data, including data on the Internet, to home and business computers. These additional capabilities may provide the Company with additional sources of revenue. The Company is currently considering plans to provide HDTV, to provide multiple channels of television including the provision of additional broadcast programming and transmitted data on a subscription basis, and to continue its current TV program channels on its allocated DTV channels. The 1996 Act allows the FCC to charge a spectrum fee to broadcasters who use the digital spectrum to offer subscription-based services. The FCC has opened a rulemaking to consider the spectrum fees to be charged to broadcasters for such use. In addition, Congress has held hearings on broadcasters' plans for the use of their digital spectrum. The Company cannot predict what future actions the FCC or Congress might take with respect to DTV, nor can it predict the effect of the FCC's present DTV implementation plan or such future actions on the Company's business. DTV technology is not currently available to the viewing public and a successful transition from the current analog television format to a digital format may take many years. There can be no assurance that the Company's efforts to take advantage of the new technology will be commercially successful.

     Sinclair also competes for programming, which involves negotiating with national program distributors or syndicators that sell first-run and rerun packages of programming. Sinclair's stations compete for exclusive access to those programs against in-market broadcast station competitors for syndicated products. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. Public broadcasting stations generally compete with commercial broadcasters for viewers but not for advertising dollars.

     Historically, the cost of programming has increased because of an increase in the number of new Independent stations and a shortage of quality programming. However, the Company believes that over the past five years program prices generally have stabilized.

     The Company believes it competes favorably against other television stations because of its management skill and experience, the ability of the Company historically to generate revenue share greater than its audience share, the network affiliations and its local program acceptance. In addition, Sinclair believes that it benefits from the operation of multiple broadcast properties, affording it certain nonquantifiable economies of scale and competitive advantages in the purchase of programming.

EMPLOYEES

     As of December 31, 1997, the Company had approximately 44 employees. None of the employees are represented by labor unions under any collective bargaining agreement. No significant labor problems have been experienced by the Company, and the Company considers its overall labor relations to be good.

ITEM 2. PROPERTIES

     The Company has facilities consisting of offices, studios and tower sites. Transmitter and tower sites are located to provide maximum signal coverage of the stations' markets. The following table generally describes the Company's principal owned and leased real property in the Des Moines market:



Type of Facility and Use        Owned or Leased(a)              Approximate Size (Sq. Feet)
-----------------------------   -----------------------------   ----------------------------
KDSM Studio & Office Site       Owned                           13,000
KDSM Transmitter bldg/tower     Owned                           2,000
KDSM Transmitter land           Leased (expires 11/08/2034)     40 Acres
KDSM Translator tower/shed      Leased (expires 12/31/98)       48


     The Company believes that all of its properties, both owned and leased, are generally in good operating condition, subject to normal wear and tear, and are suitable and adequate for the Company's current business operations.


ITEM 3. LEGAL PROCEEDINGS

     Lawsuits and claims are filed against the Company from time to time in the ordinary course of business. These actions are in various preliminary stages, and no judgments or decisions have been rendered by hearing boards or courts. Management, after reviewing developments to date with legal counsel, is of the opinion that the outcome of such matters will not have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   None

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data for the years ended December 31, 1993, 1994, 1995, 1996 and 1997 have been derived from the Company's audited Consolidated Financial Statements. The Consolidated Financial Statements for the years ended December 31, 1995, 1996 and 1997 are included elsewhere in this Form 10-K.

     The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included elsewhere in this Form 10-K.

                                                                                                                      THE
                                                                    PREDECESSOR                  COMBINED (A)       COMPANY
                                                       --------------------------------------   --------------   ------------
              YEARS ENDED DECEMBER 31,                    1993          1994          1995           1996            1997
----------------------------------------------------   ----------   -----------   -----------   --------------   ------------
STATEMENT OF OPERATIONS DATA:
Net broadcast revenues (b) .........................    $ 6,172      $  6,848      $  7,478       $   8,218       $    8,140
Barter revenues ....................................         --            --            --             204              398
                                                        -------      --------      --------       ---------       ----------
Total revenues .....................................      6,172         6,848         7,478           8,422            8,538
                                                        -------      --------      --------       ---------       ----------
Operating costs (c) ................................      3,161         3,347         3,489           3,773            3,658
Expenses from barter arrangements ..................         --            --            --             225              283
Depreciation and amortization (d) ..................      2,963         2,979         3,338           2,616            3,521
Stock-based compensation ...........................         --            --            --              --               23
                                                        -------      --------      --------       ---------       ----------
Broadcast operating income .........................         48           522           651           1,808            1,053
Parent preferred stock dividend income .............         --            --            --              --           20,826
Subsidiary trust minority interest expense (e) .....         --            --            --              --          (18,600)
Interest and other income ..........................        (45)           --            12              --               --
                                                        -------      --------      --------       ---------       ----------
Income before income taxes .........................    $     3      $    522      $    663       $   1,808       $    3,279
                                                        =======      ========      ========       =========       ==========
Net income .........................................    $     3      $    522      $    663       $   1,323       $    1,895
                                                        =======      ========      ========       =========       ==========
Net income available to common shareholders ........    $     3      $    522      $    663       $   1,323       $    1,895
                                                        =======      ========      ========       =========       ==========
OTHER DATA:
Broadcast cash flow (f) ............................    $ 2,233      $  2,908      $  2,922       $   3,727       $    3,661
Broadcast cash flow margin (g) .....................       36.2%         42.5%         39.1%           45.4%            45.0%
Adjusted EBITDA (h) ................................    $ 2,056      $  2,551      $  2,772       $   3,291       $    3,378
Adjusted EBITDA margin (g) .........................       33.3%         37.3%         37.1%           40.0%            41.5%
Program contract payments ..........................        955           950         1,217           1,133            1,219
Corporate overhead expense .........................        177           357           150             436              283
Capital expenditures ...............................        113           140           139             190              197
Cash flows from operating activities ...............      N/A           2,679         2,813           1,647            4,060
Cash flows from investing activities ...............      N/A            (140)         (121)           (190)        (207,973)
Cash flows from financing activities ...............      N/A          (2,512)       (2,686)         (1,485)         203,921

BALANCE SHEET DATA:
Cash and cash equivalents ..........................    $    28      $     56      $     62       $       3       $       11
Total assets .......................................     11,466         9,688         8,344          40,674          258,540
HYTOPS (i) .........................................         --            --            --              --          200,000
Total equity of partnership 1993 to 1995, total
 stockholder's equity 1996 to 1997 .................      9,058         7,069         5,046          37,516           53,749

----------

(a) The combined column represents the results of operations for the five months ended May 31, 1996 of KDSM-TV, a division of River City Broadcasting, L.P. (the Predecessor) and the results of operations for the seven months ended December 31, 1996 of KDSM, Inc. and subsidiaries (the Company).

(b) "Net broadcast revenues" are defined as broadcast revenues net of agency commissions.

(c) Operating costs include program and production expenses and selling, general and administrative expenses.

(d) Depreciation and amortization includes amortization of program contract costs and net realizable value adjustments, depreciation and amortization of property and equipment, and amortization of acquired intangible broadcasting assets and other assets including amortization of deferred financing costs and costs related to excess syndicated programming.

(e) Subsidiary trust minority interest expense represents the distributions on the HYTOPS (see footnote h).

(f) "Broadcast cash flow" is defined as broadcast operating income plus corporate overhead expense, special bonuses paid to executive officers, stock-based compensation, depreciation and amortization (including film amortization and excess syndicated programming), less cash payments for program rights. Cash program payments represent cash payments made for current programs payable and do not necessarily correspond to program usage. Special bonuses paid to executive officers are considered unusual and non-recurring. The Company has presented broadcast cash flow data, which the Company believes are comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies. However, broadcast cash flow does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

(g) "Broadcast cash flow margin" is defined as broadcast cash flow divided by net broadcast revenues. "Adjusted EBITDA margin" is defined as Adjusted EBITDA divided by net broadcast revenues.

(h) "Adjusted EBITDA" is defined as broadcast cash flow less corporate expenses and is a commonly used measure of performance for broadcast companies. Adjusted EBITDA does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

(i) HYTOPS represents Company Obligated Mandatorily Redeemable Security of Subsidiary Trust Holding Solely KDSM Senior Debentures representing $200 million aggregate liquidation value.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The operating revenues of the Company are derived from local and national advertisers. The Company's primary operating expenses involved in owning, operating or programming the television station are syndicated program rights fees, commissions on revenues, employee salaries and promotion. Amortization and depreciation of costs associated with the acquisition of the station are significant factors in determining the Company's overall profitability.

     Set forth below are the principal types of broadcast revenues received by the Company's station for the periods indicated and the percentage contribution of each type to the Company's total gross broadcast revenues:

                               BROADCAST REVENUES
                            (DOLLARS IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                       ----------------------------------------------------------------------------
                                                1995                    1996 (A)                     1997
                                       -----------------------   -----------------------   ------------------------
Local/regional advertising .........    $  5,203        60.6%     $  5,790        61.3%     $  6,132         65.6%
National advertising ...............       3,346        39.0%        3,468        36.7%        3,146         33.7%
Political advertising ..............           5         0.1%          146         1.6%           --          0.0%
Production .........................          25         0.3%           39         0.4%           66          0.7%
                                        --------       -----      --------       -----      --------        -----
Broadcast revenues .................       8,579       100.0%        9,443       100.0%        9,344        100.0%
                                                       =====                     =====                      =====
Less: agency commissions ...........      (1,101)                   (1,225)                   (1,204)
                                        --------                  --------                  --------
Broadcast revenues, net ............       7,478                     8,218                     8,140
Barter revenues ....................          --                       204                       398
                                        --------                  --------                  --------
Total revenues .....................    $  7,478                  $  8,422                  $  8,538
                                        ========                  ========                  ========

----------
(a) For presentation purposes, the results of operations for the five months ended May 31, 1996 of KDSM-TV, a division of River City Broadcasting, L.P. (the Predecessor) have been combined with the results of operations for the seven months ended December 31, 1997 of KDSM, Inc. and subsidiaries (the Company).

     The Company's primary types of programming and their approximate percentages of 1997 net broadcast revenues were network programming (16.3%), children's programming (7.5%), sports programming (8.8%) and other syndicated programming (63.5%). Similarly, the Company's six largest categories of advertising and their approximate percentages of 1997 net broadcast revenues were automotive (17.3%), restaurants (12.8%), services (9.3%), retail/department stores (8.4%), soft drinks (6.7%) and food (6.0%). No other advertising category accounted for more than 6% of the Company's net broadcast revenues in 1997. No individual advertiser accounted for more than 5% of any individual Company station's net broadcast revenues in 1997.

     The following table sets forth certain operating data of the Company for the years ended December 31, 1995, 1996 and 1997. For definitions of items, see footnotes on pages 17 and 18 of this document.

                                OPERATING DATA
                            (DOLLARS IN THOUSANDS)


                                                     YEARS ENDED DECEMBER 31,
                                              --------------------------------------
                                                  1995       1996 (A)        1997
                                              -----------   ----------   -----------
Net broadcast revenues (b) ................     $ 7,478      $ 8,218       $ 8,140
Barter revenues ...........................          --          204           398
                                                -------      -------       -------
Total revenues ............................       7,478        8,422         8,538
                                                -------      -------       -------
Operating costs (c) .......................       3,489        3,773         3,658
Expenses from barter arrangements .........          --          225           283
Depreciation and amortization (d) .........       3,338        2,616         3,521
Stock-based compensation ..................          --           --            23
                                                -------      -------       -------
Broadcast operating income ................     $   651      $ 1,808       $ 1,053
                                                =======      =======       =======
BROADCAST CASH FLOW (BCF) DATA:
   BCF (f) ................................     $ 2,922      $ 3,727       $ 3,661
   BCF margin (g) .........................        39.1%        45.4%         45.0%

OTHER DATA:
 Adjusted EBITDA (h) ......................     $ 2,772      $ 3,291       $ 3,378
 Adjusted EBITDA margin (g) ...............        37.1%        40.0%         41.5%
 Program contract payments ................     $ 1,217      $ 1,133       $ 1,219
 Corporate overhead expense ...............     $   150      $   436       $   283
 Capital expenditures .....................     $   139      $   190       $   197

----------
(a) For presentation purposes, the results of operations for the five months ended May 31, 1996 of KDSM-TV, a division of River City Broadcasting, L.P. (the Predecessor) have been combined with the results of operations for the seven months ended December 31, 1997 of KDSM, Inc. and subsidiaries (the Company).

RESULTS OF OPERATIONS

COMBINED PERIODS DECEMBER 31, 1996 AND YEAR ENDED 1997

     Total revenues increased to $8.5 million for the year ended December 31, 1997 from $8.4 million for the combined twelve months ended December 31, 1996, or 1.2%. Excluding the effects of non-cash barter transactions, net broadcast revenues for the year ended December 31, 1997 decreased by 0.9% when compared to the combined twelve months ended December 31, 1996. When comparing the year ended December 31, 1997 to the combined twelve months ended December 31, 1996, revenues from local advertisers increased approximately $342,000 or 6.0% and revenues from national advertisers decreased approximately $322,000 or 9.0%. Revenue growth from local advertisers primarily resulted from an increase in market revenue growth. The decrease in revenue from national advertisers primarily resulted from a decrease in market share.

     Station operating costs decreased to $3.7 million for the year ended December 31, 1997 from $3.8 million for the combined twelve months ended December 31, 1996, or 2.6%. The decrease in station operating expenses for the year ended December 31, 1997 as compared to the combined twelve months ended December 31, 1996 was primarily related to decreases in corporate management fees and sales commissions related to national advertising revenues.

     Broadcast operating income decreased to $1.1 million for the twelve months ended December 31, 1997 from $1.8 million for the combined twelve months ended December 31, 1996, or 38.9%. The decrease in broadcast operating income for the year ended December 31, 1997 as compared to the combined twelve months ended December 31, 1996 was primarily attributable to increases in amortization of intangibles related to the acquisition and costs related to the private placement of $200 million aggregate liquidation value 11 5/8% High Yield Trust Offered Preferred Securities (the "Trust Preferred Securities") of Sinclair Capital, a subsidiary trust of the Company, completed March 12, 1997.

     Parent preferred stock dividend income of $20.8 million for the year ended December 31, 1997 is related to the Company's investment in 12 5/8% Series C Preferred Stock (the "Parent Preferred Securities") issued by Sinclair, completed March 12, 1997. Subsidiary trust minority interest expense of $18.6 million for the year ended December 31, 1997 is related to the Trust Preferred Securities. The Company's ability to make future subsidiary trust minority interest payments is directly contingent upon the Parent's ability to pay dividends on Parent Preferred Stock.

     The income tax provision increased to $1.4 million for the year ended December 31, 1997 from $485,000 for the combined twelve months ended December 31, 1996. The increase for the year ended December 31, 1997 as compared to the combined twelve months ended December 31, 1996 is attributable to the Predecessor's difference in structure in which there were no taxes for the five months ended May 31, 1996. The Predecessor was a partnership and as such the related tax attributes were deemed to be distributed to, and to be reportable by the partners of the partnership. The Company's effective tax rate for the year ended December 31, 1997 was 42.2%.

     Deferred state taxes increased to $334,000 as of December 31, 1997 from $73,000 as of December 31, 1996. The increase in the Company's deferred tax liability as of December 31, 1997 as compared to December 31, 1996 is primarily due to pre-tax income for the twelve months ended December 31, 1997. Federal income taxes are allocated to the Company by Sinclair at the statutory rate, are considered payable currently and are reflected as an adjustment to Due from Parent in the Company's balance sheet.

     Net income for the year ended December 31, 1997 was $1.9 million compared to net income of $1.3 million for the combined twelve months ended December 31, 1996.

     Broadcast cash flow decreased to $3.6 million for the year ended December 31, 1997 from $3.7 million for the combined twelve months ended December 31, 1996, or 2.7%. The decrease in Broadcast cash flow for the year ended December 31, 1997 as compared to the combined twelve months ended December 31, 1996 primarily resulted from decreases in national revenues as noted above combined with increases in program contract payments.

     Adjusted EBITDA increased to $3.4 million for the year ended December 31, 1997 from $3.3 million for the combined twelve months ended December 31, 1996, or 3.0%. The increase in Adjusted EBITDA for the year ended December 31, 1997 as compared to the combined twelve months ended December 31, 1996 resulted from decreases in operating expenses as noted above.

     The Company's Broadcast cash flow margin decreased to 45.0% for the year ended December 31, 1997 from 45.4% for the combined twelve months ended December 31, 1996. The decrease in Broadcast cash flow margins for the year ended December 31, 1997 as compared to the combined twelve months ended December 31, 1996 primarily resulted from decreases in national revenues as noted above combined with increases in program contract payments.

     The Company's Adjusted EBITDA margin increased to 41.5% for the year ended December 31, 1997 from 40.0% for the combined twelve months ended December 31, 1996. The increase in Adjusted EBITDA margin for the year ended December 31, 1997 as compared to the combined twelve months ended December 31, 1996 primarily resulted from decreases in operating expenses as noted above.

YEAR ENDED DECEMBER 31, 1995 AND COMBINED TWELVE MONTHS ENDED DECEMBER 31, 1996

     Net broadcast revenues increased to $8.2 million for the combined twelve months ended December 31, 1996 from $7.5 million for the year ended December 31, 1995, or 9.3%. The increase in net broadcast revenues was primarily the result of an increase in market revenue and improvements in programming.

     Station operating costs excluding depreciation and amortization increased to $3.8 million for the combined twelve months ended December 31, 1996 from $3.5 million for the year ended December 31, 1995, or 8.6%. The increase in expenses for the combined twelve months ended December 31, 1996 as compared to the year ended December 31, 1995 was largely attributable to proportional-expense increases for increased sales.

     Broadcast operating income increased to $1.8 million for the combined twelve months ended December 31, 1996, from $0.7 million for the year ended December 31, 1995, or 157.1%. The increase in broadcast operating income for the combined twelve months ended December 31, 1996 as compared to the year ended December 31, 1995 was primarily the result of an increase in market revenue, improvements in programming and decreases in depreciation and amortization expenses as a result of the acquisition of the Non-License Assets of KDSM-TV by Sinclair on May 31, 1996.

     Net income increased to $1.3 million for the combined twelve months ended December 31, 1996 from $0.7 million for the year ended December 31, 1995, or 85.7%. The increase in net income for the combined twelve months ended December 31, 1996 as compared to the year ended December 31, 1995 was primarily the result of an increase in market revenue, improvements in programming and decreases in depreciation and amortization expenses as a result of the acquisition of the Non-License Assets of KDSM-TV by Sinclair on May 31, 1996.

     Broadcast cash flow increased to $3.7 million for the combined twelve months ended December 31, 1996 from $2.9 million for the year ended December 31, 1995, or 27.6%. The increase in broadcast cash flow for the combined twelve months ended December 31, 1996 as compared to the year ended December 31, 1995 was primarily the result of an increase in market revenue and improvements in programming.

     Adjusted EBITDA increased to $3.3 million for the combined twelve months ended December 31, 1996 from $2.8 million for the year ended December 31, 1995, or 17.9%. The increase in Adjusted EBITDA for the combined twelve months ended December 31, 1996 as compared to the year ended December 31, 1995 was primarily the result of an increase in market revenue and improvements in programming.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1997, the Company had cash balances of approximately $11,000 and working capital of approximately $1.2 million. The Company's primary source of liquidity is cash from operations which management believes to be sufficient to meet operating cash requirements. Cash requirements or excess cash from operations are funded by or deposited into Sinclair's centralized banking system utilized by all of its wholly owned subsidiaries.

     In June 1997, the Parent contributed to the Company its station premises and building through a capital contribution which was recorded at its fair value of $562,000. The Company does not anticipate capital expenditures in the coming year to exceed historical capital expenditures, which were approximately $197,000 in 1997. If the Company is required to make capital expenditures to keep up with emerging technologies, management believes it will be able to fund such expenditures from its cash flow and from the proceeds of indebtedness or financing that is allowed to be incurred or obtained under the Company's Senior Debenture Indenture (provided that the Company's debt to Adjusted EBITDA ratio is 4 to 1 or less) or from capital contributions from Sinclair to the extent permitted under Sinclair's debt instruments. Under these instruments, Sinclair would currently be able to make capital contributions to the Company in an amount sufficient to cover such costs if it chose to do so.

     In March 1997, the Company completed a private placement of the Trust Preferred Securities, generating net proceeds of $192.8 million. Simultaneously with the private placement of the Trust Preferred Securities, the Company utilized the net proceeds from the offering combined with proceeds from Sinclair capital contributions to acquire $206.2 million of the Parent Preferred Securities. The Company has and will receive dividend payments relating to its investment in the Parent Preferred Securities that are sufficient to meet dividend payments requirements of the Trust Preferred Securities.

SEASONALITY

     The Company's results usually are subject to seasonal fluctuations, which result in fourth quarter broadcast operating income being greater usually than first, second and third quarter broadcast operating income. This seasonality is primarily attributable to increased expenditures by advertisers in anticipation of holiday season spending and an increase in viewership during this period.

YEAR 2000

     Certain computer programs have been written using two digits rather than four to define the applicable year, which could result in the computer recognizing a date using "00" as the year 1900 rather than the year 2000. This, in turn, could result in major system failures in miscalculations, and is generally referred to as the "Year 2000" problem. The Company and all of its subsidiaries have implemented computer systems which run substantially all of the Company's principal data processing and financial reporting software applications. The applications software used in these systems are Year 2000 compliant. Presently, the Company does not believe that Year 2000 compliance will result in any material investments, nor does the Company anticipate that the Year 2000 problem will have material adverse effects in the business operations or financial performance of the Company. In addition, the Company is not aware of Year 2000 problems of its customers, suppliers or network affiliates that will have a material adverse effect on the business, operations or financial performance of the Company. There can be no assurance, however, that the Year 2000 problem will not adversely affect the Company and its business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKETPLACE

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statement and supplementary data of the Company required by this item are filed as exhibits hereto, are listed under Item 14(a)(1) and (2), and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING FINANCIAL DISCLOSURE

   None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



     Set forth below is certain information relating to the Company's executive officers, directors and certain key employees.


              NAME                 AGE             TITLE
-------------------------------   -----   -----------------------
David D. Smith ................    47     President
David B. Amy ..................    45     Secretary
Michael Granados ..............    43     Regional Director, SCI
Theodore J. Stephens ..........    49     General Manager, KDSM
Jeff Potthoff .................    36     Business Manager, KDSM

     David D. Smith has served as President since April 1996. In addition, Mr. Smith has served as President, Chief Executive Officer and Chairman of the Board for Sinclair Broadcast Group, Inc. since September 1990. Prior to that, he served as General Manager of WPTT from 1984, and assumed the financial and engineering responsibility for Sinclair, including the construction of WTTE in 1984. In 1980, Mr. Smith founded Comark Television, Inc., which applied for and was granted the permit for WPXT-TV in Portland, Maine and which purchased WDSI-TV in Chattanooga, Tennessee. WPXT-TV was sold one year after construction and WDSI-TV was sold two years after its acquisition. From 1978 to 1986, Mr. Smith co-founded and served as an officer and director of Comark Communications, Inc., a company engaged in the manufacture of high power transmitters for UHF television stations. His television career began with WBFF in Baltimore, where he helped in the construction of the station and was in charge of technical maintenance until 1978.

     David B. Amy has served as Secretary since April 1996. In addition, he has served as Chief Financial Officer ("CFO") of Sinclair Broadcast Group since October 1994 and as Secretary of Sinclair Communications, Inc., Sinclair's subsidiary which owns and operates the broadcasting operations. Prior to his appointment as CFO, Mr. Amy served as the Corporate Controller of Sinclair beginning in 1986 and has been Sinclair's Chief Accounting Officer since that time. Mr. Amy has over thirteen years of broadcast experience, having joined Sinclair as a business manager for WPTT in Pittsburgh. Mr. Amy received an MBA degree from the University of Pittsburgh in 1981.

     Michael Granados has served as a Regional Director of Sinclair Broadcast Group since July 1996. As a Regional Director, Mr. Granados is responsible for the San Antonio, Des Moines, Peoria and Las Vegas markets. Prior to July 1996, Mr. Granados has served in various positions with the Company and, before the River City Acquisition, with River City. He served as the General Sales Manager of KABB from 1989 to 1993, the Station Manager and Director of Sales of WTTV from 1993 to 1994 and the General Manager of WTTV prior to his appointment as Regional Director in 1996.

     Theodore J. Stephens has served as General Manager of KDSM, Inc. and KDSM-TV, the Predecessor of KDSM, Inc., since February 1996. Prior to that time, Mr. Stephens was employed by KDSM-TV in various positions including station manager and sales manager since January 1987. Mr. Stephens received a B.S. in Journalism from the University of Wisconsin.

     Jeff Potthoff has served as Business Manager of KDSM, Inc. and KDSM-TV, the Predecessor of KDSM, Inc. since May 1995. Prior to that time, Meredith Corporation employed Mr. Potthoff for nine years, four of which were served as the Financial Manager of Meredith Broadcast Group. Mr. Potthoff also was employed two years by the public accounting firm KPMG. Mr. Potthoff received a B.B.A. in Accounting from the University of Iowa and is a Certified Public Accountant.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding the annual and long-term compensation by Sinclair for services rendered in all capacities during the year ended December 31, 1997 by the President and Secretary of the Company as to whom the total annual salary and bonus exceeded $100,000 in 1997:

                          SUMMARY COMPENSATION TABLE
                              ANNUAL COMPENSATION

                                                             LONG-TERM           ALL OTHER
                           ANNUAL COMPENSATION             COMPENSATION       COMPENSATION (B)
      NAME AND       --------------------------------  SECURITIES UNDERLYING -----------------
 PRINCIPAL POSITION   YEAR      SALARY     BONUS (A)    OPTIONS GRANTED (#)
-------------------- ------ ------------- ----------- ----------------------
David D. Smith       1997    $1,354,490    $ 98,224               --              $ 6,306
 President ......... 1996       767,308     317,913               --                6,748
                     1995       450,000     343,213               --                4,592
David B. Amy         1997       189,000      50,000           25,000               10,140
 Secretary ......... 1996       173,582      31,000               --                7,766
                     1995       132,310      20,000            7,500                7,868

----------
(a) The bonuses reported in this column represent amounts awarded and paid during the fiscal years noted but relate to the fiscal year immediately prior to the year noted.

(b) All other compensation consists of income deemed received for personal use of Company-leased automobiles, the Company's 401 (k) contribution, life insurance and long-term disability coverage.

STOCK OPTIONS

     No grants of stock options were made during 1997 to the Named Executive Officers.

EMPLOYMENT AGREEMENTS

     Sinclair has entered into an employment agreement with David D. Smith, President and Chief Executive Officer of the Company. David Smith's employment agreement has an initial term of three years and is renewable for additional one-year terms, unless either party gives notice of termination not less than 60 days prior to the expiration of the then current term. Effective January 1, 1997, Sinclair's Compensation Committee increased Mr. Smith's total compensation from $1,200,000 to $1,290,000. Mr. Smith is also entitled to participate in Sinclair's Executive Bonus Plan based upon the performance of the Company during the year. The employment agreement provides that Sinclair may terminate Mr. Smith's employment prior to expiration of the agreement's term as a result of
(i) a breach by Mr. Smith of any material covenant, promise or agreement contained in the employment agreement; (ii) a dissolution or winding up of Sinclair; (iii) the disability of Mr. Smith for more than 210 days in any twelve month period (as determined under the employment agreement); or (iv) for cause, which includes conviction of certain crimes, breach of a fiduciary duty to Sinclair or the stockholders, or repeated failure to exercise or undertake his duties as an officer of Sinclair (each, a "Termination Event").

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Other than as follows, no Named Executive Officer is a director of a corporation that has a director or executive officer who is also a director of the Company. Each of David D. Smith, Frederick G. Smith, J. Duncan Smith and Robert E. Smith (the "Controlling Stockholders") (all of whom are directors of the Company and Named Executive Officers) is a director and/or executive officer of each of various other corporations controlled by the Controlling Stockholders.

     During 1996, none of the Named Executive Officers participated in any deliberations of the Company's Board of Directors or the Compensation Committee relating to compensation of the Named Executive Officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

         MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of KDSM, Inc. common stock as of March 27, 1998, by holders having beneficial ownership of more than five percent of KDSM, Inc.

common stock.

                                                            COMMON STOCK
                                               --------------------------------------
          NAME OF BENEFICIAL OWNER              NUMBER OF SHARES     PERCENT OF CLASS
--------------------------------------------   ------------------   -----------------
     Sinclair Communications, Inc. .........          100                 100%
      2000 West 41st Street
       Baltimore, MD 21211


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

(a) (1) Index to Financial Statements

     The financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

(a) (2) Index to Financial Statements Schedules

     The financial statements schedules required by this item are submitted on pages S-1 through S-3 of this Report.

     All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

(a) (3) Exhibits

     See Index to Exhibits.

(b) Reports on Form 8-K

     There were no reports on Form 8-K filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 1997.

(c) Exhibits

     The exhibits required by this Item are listed under Item 14 (a) (3).

(d) Financial Statements Schedules

     The financial  statement  schedules  required by this Item are listed under
Item 14 (a) (2).

                        KDSM, INC. AND SUBSIDIARIES AND
   KDSM-TV, A DIVISION OF RIVER CITY BROADCASTING, L.P. (THE "PREDECESSOR")
                         INDEX TO FINANCIAL STATEMENTS

                                                                                            PAGE
                                                                                           -----
KDSM, INC. AND SUBSIDIARIES

 Report of Independent Public Accountants... ...........................................    F-2

 Consolidated Balance Sheets as of December 31, 1996 and 1997 ..........................    F-3

 Consolidated Statements of Operations for the Year Ended December 31, 1995, the Five
   Months Ended May 31, 1996, the Seven Months Ended December 31, 1996 and the Year
   Ended December 31, 1997 .............................................................    F-4

 Consolidated Statements of Changes in Undistributed Earnings for the Year Ended Decem-
   ber 31, 1995 and the Five Months Ended May 31, 1996, and Consolidated Statements of
   Changes in Stockholder's Equity for the Seven Months Ended December 31, 1996 and the
   Year Ended December 31, 1997.. ......................................................    F-5

 Consolidated Statements of Cash Flows for the Year Ended December 31, 1995, the Five
   Months Ended May 31, 1996, the Seven Months Ended December 31, 1996 and the Year
   Ended December 31, 1997 .............................................................    F-6

 Notes to Consolidated Financial Statements ............................................    F-7


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
Sinclair Broadcast Group, Inc.:

     We have audited the accompanying balance sheets of KDSM, Inc. (a Maryland corporation) and subsidiaries (the Company) as of December 31, 1996 and 1997, and the related statements of operations, stockholder's equity and cash flows of KDSM, Inc. and subsidiaries for the seven months ended December 31, 1996 and the year ended December 31, 1997, and the statements of operations, changes in undistributed earnings and cash flows of KDSM-TV, a division of River City Broadcasting (the Predecessor), a limited partnership, for the year ended December 31, 1995 and the five months ended May 31, 1996. These financial statements are the responsibility of the Company's and the Predecessor's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KDSM, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of its operations and its cash flows for the seven months ended December 31, 1996 and the year ended December 31, 1997 and the results of operations and cash flows of KDSM-TV, a division of River City Broadcasting, a limited partnership, for the year ended December 31, 1995 and the five months ended May 31, 1996, in conformity with generally accepted accounting principles.

                                                             /s/ Arthur Andersen

Baltimore, Maryland,
March 10, 1998

                          KDSM, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


                                                                            AS OF DECEMBER 31,
                                                                          -----------------------
                                                                             1996         1997
                                                                          ----------   ----------
                                   ASSETS
CURRENT ASSETS:
 Cash .................................................................    $     3      $     11
 Accounts receivable, net of allowance for doubtful accounts of $39 and
   $30, respectively...................................................      2,052         2,150
 Dividends receivable from parent .....................................         --         1,085
 Current portion of program contract costs ............................        860           988
 Prepaid expenses and other current assets ............................         86            33
 Deferred barter costs ................................................         50           100
                                                                           -------      --------
   Total current assets ...............................................      3,051         4,367
PROPERTY AND EQUIPMENT, net ...........................................      2,803         3,208
PROGRAM CONTRACT COSTS, less current portion ..........................        794           925
INVESTMENT IN PARENT PREFERRED SECURITIES .............................         --       206,200
DUE FROM PARENT .......................................................        496         2,673
OTHER ASSETS ..........................................................      4,075         7,757
ACQUIRED INTANGIBLE BROADCASTING ASSETS, net of accumu-
 lated amortization of $486 and $1,468, respectively ..................     29,455        33,410
                                                                           -------      --------
   Total Assets .......................................................    $40,674      $258,540
                                                                           =======      ========
                      LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES: ..................................................
 Accounts payable .....................................................    $   292      $     30
 Accrued liabilities ..................................................        410           396
 Current portion of program contracts payable .........................      1,384         1,612
 Deferred barter revenues .............................................        120           209
 Subsidiary trust minority interest expense payable ...................         --           969
                                                                           -------      --------
   Total current liabilities ..........................................      2,206         3,216
PROGRAM CONTRACTS PAYABLE .............................................        879         1,241
DEFERRED STATE TAXES ..................................................         73           334
                                                                           -------      --------
   Total liabilities ..................................................      3,158         4,791
                                                                           -------      --------
COMMITMENTS AND CONTINGENCIES
COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURI-
 TIES OF SUBSIDIARY TRUST HOLDING SOLELY KDSM SENIOR
 DEBENTURES ...........................................................         --       200,000
                                                                           -------      --------
STOCKHOLDER'S EQUITY:
 Common stock, $.01 par value, 1,000 shares authorized and 100 shares
   issued and outstanding .............................................         --            --
 Additional paid-in capital ...........................................     36,811        51,149
 Retained earnings ....................................................        705         2,600
                                                                           -------      --------
   Total stockholder's equity .........................................     37,516        53,749
                                                                           -------      --------
   Total Liabilities and Stockholder's Equity .........................    $40,674      $258,540
                                                                           =======      ========


 The accompanying notes are an integral part of these consolidated statements.

                        KDSM, INC. AND SUBSIDIARIES AND
   KDSM-TV, A DIVISION OF RIVER CITY BROADCASTING, L.P. (THE "PREDECESSOR"),
                     CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE YEAR ENDED DECEMBER 31, 1995, THE FIVE MONTHS ENDED MAY 31, 1996, THE SEVEN MONTHS ENDED DECEMBER 31, 1996 AND THE YEAR ENDED DECEMBER 31, 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                PREDECESSOR      COMPANY
                                                                                FIVE MONTHS   SEVEN MONTHS
                                                                                   ENDED          ENDED
                                                                  PREDECESSOR     MAY 31,     DECEMBER 31,     COMPANY
                                                                      1995          1996          1996          1997
                                                                 ------------- ------------- -------------- ------------
REVENUES:
 Station broadcast revenues, net of agency commissions of
   $1,101, $494, $731 and $1,204, respectively .................     $7,478       $ 3,478        $4,740      $   8,140
 Revenues realized from station barter arrangements ............         --            85           119            398
                                                                     ------       -------        ------      ---------
   Total revenues ..............................................      7,478       $ 3,563        $4,859          8,538
                                                                     ------       -------        ------      ---------
OPERATING EXPENSES:
 Program and production ........................................      1,822           509           627          1,199
 Selling, general and administrative ...........................      1,667         1,321         1,316          2,459
 Expenses realized from station barter arrangements ............         --            98           127            283
 Amortization of program contract costs and net realizable
   value adjustments ...........................................      1,504           507           864          1,579
 Stock-based compensation ......................................         --            --            --             23
 Depreciation and amortization of property and equipment .......        897           233           191            354
 Amortization of acquired intangible broadcasting assets and
   other assets ................................................        937           277           544          1,588
                                                                     ------       -------        ------      ---------
   Total operating expenses ....................................      6,827         2,945         3,669          7,485
                                                                     ------       -------        ------      ---------
   Broadcast operating income ..................................        651           618         1,190          1,053
                                                                     ------       -------        ------      ---------
OTHER INCOME (EXPENSE):
 Parent preferred stock dividend income ........................         --            --            --         20,826
 Subsidiary trust minority interest expense ....................         --            --            --        (18,600)
 Other income ..................................................         12            --            --             --
                                                                     ------       -------        ------      ---------
   Income before allocation of consolidated federal income
    taxes and state income taxes ...............................        663           618         1,190          3,279
ALLOCATION OF CONSOLIDATED FEDERAL INCOME
 TAXES .........................................................         --            --           412          1,123
STATE INCOME TAXES .............................................         --            --            73            261
                                                                     ------       -------        ------      ---------
NET INCOME .....................................................     $  663       $   618        $  705      $   1,895
                                                                     ======       =======        ======      =========
Net income per common share ....................................     $   --       $    --        $7,050      $  18,950
                                                                     ======       =======        ======      =========
WEIGHTED AVERAGE COMMON SHARES OUTSTAND-
 ING ...........................................................         --            --           100            100
                                                                     ======       =======        ======      =========
PRO FORMA NET INCOME AFTER IMPUTING AN IN-
 COME TAX PROVISON:
Net income, as reported ........................................     $  663       $   618
Imputed income tax provision ...................................        265           247
                                                                     ------       -------
 Pro forma net income ..........................................     $  398       $   371
                                                                     ======       =======

  The accompanying notes are an integral part of these consolidated statements.

                        KDSM, INC. AND SUBSIDIARIES AND
    KDSM-TV, A DIVISION OF RIVER CITY BROADCASTING, L.P. (THE "PREDECESSOR")
          CONSOLIDATED STATEMENTS OF CHANGES IN UNDISTRIBUTED EARNINGS
  FOR THE YEAR ENDED DECEMBER 31, 1995 AND THE FIVE MONTHS ENDED MAY 31, 1996, AND CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY FOR THE SEVEN
      MONTHS ENDED DECEMBER 31, 1996 AND THE YEAR ENDED DECEMBER 31, 1997
                                (IN THOUSANDS)

                                             TOTAL
                                         UNDISTRIBUTED
             PREDECESSOR                   EARNINGS
-------------------------------------   --------------
BALANCE, December 31, 1994 ..........      $  7,069
 Net Income .........................           663
 Partnership transfers, net .........        (2,686)
                                           --------
BALANCE, December 31, 1995 ..........         5,046
 Net Income .........................           618
                                           --------
BALANCE, May 31, 1996 ...............      $  5,664
                                           ========

                                                      ADDITIONAL                      TOTAL
                                           COMMON       PAID-IN      RETAINED     STOCKHOLDER'S
                COMPANY                     STOCK       CAPITAL      EARNINGS        EQUITY
---------------------------------------   --------   ------------   ----------   --------------
BALANCE, June 1, 1996 .................     $ --        $36,811       $   --         $36,811
 Net income ...........................       --             --          705             705
                                            ----        -------       ------         -------
BALANCE, December 31, 1996 ............       --         36,811          705          37,516
 Parent capital contributions .........       --         14,338           --          14,338
 Net income ...........................       --             --        1,895           1,895
                                            ----        -------       ------         -------
BALANCE, December 31, 1997 ............     $ --        $51,149       $2,600         $53,749
                                            ====        =======       ======         =======

 The accompanying notes are an integral part of these consolidated statements.

                        KDSM, INC. AND SUBSIDIARIES AND
   KDSM-TV, A DIVISION OF RIVER CITY BROADCASTING, L.P. (THE "PREDECESSOR"),
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE YEAR ENDED DECEMBER 31, 1995, THE FIVE MONTHS ENDED MAY 31, 1996, THE SEVEN MONTHS ENDED DECEMBER 31, 1996 AND THE YEAR ENDED DECEMBER 31, 1997
                                (IN THOUSANDS)


                                                                                          PREDECESSOR
                                                                                          FIVE MONTHS
                                                                                             ENDED
                                                                            PREDECESSOR     MAY 31,
                                                                                1995          1996
                                                                           ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ..............................................................   $     663      $  618
 Adjustments to reconcile net income to net cash flows from operat-
  ing activities -
  Gain on disposal of property and equipment .............................         (12)         --
  Depreciation and amortization of property and equipment ................         897         233
  Amortization of acquired intangible broadcasting assets and other
    assets ...............................................................         937         277
  Amortization of program contract costs and net realizable value
    adjustments ..........................................................       1,504         507
  Stock-based compensation ...............................................          --          --
 Changes in assets and liabilities, net of effects of acquisitions and dispositions-
  (Increase) decrease in accounts receivable, net ........................         (78)         21
  Increase in dividend receivable from parent ............................          --          --
  Decrease (increase) in prepaid expenses and other current assets.                 52          82
  Increase (decrease) in accounts payable and accrued liabilities ........          67          79
  Increase in deferred state taxes .......................................          --          --
  Net effect of change in deferred barter revenues and deferred
    barter costs .........................................................          --          61
  Increase in subsidiary trust minority interest expense payable .........          --          --
 Payments on program contracts payable ...................................      (1,217)       (891)
                                                                             ---------      ------
 Net cash flows from operating activities ................................       2,813         987
                                                                             ---------      ------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in Parent Preferred Securities ...............................          --          --
 Payment for exercise of purchase option .................................          --          --
 Acquisition of property and equipment ...................................        (139)        (29)
 Proceeds from disposal of property and equipment ........................          18          --
                                                                             ---------      ------
 Net cash flows from investing activities ................................        (121)        (29)
                                                                             ---------      ------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in due from parent ...........................................      (2,686)       (773)
 Contributions of capital ................................................          --          --
 Prepayment of excess syndicated program contract liabilities ............          --        (216)
 Net proceeds from subsidiary trust securities offering ..................          --          --
                                                                             ---------      ------
  Net cash flows from financing activities ...............................      (2,686)       (989)
                                                                             ---------      ------
NET INCREASE (DECREASE) IN CASH ..........................................           6         (31)
CASH, beginning of period ................................................          56          62
                                                                             ---------      ------
CASH, end of period ......................................................   $      62      $   31
                                                                             =========      ======
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
 Contribution of capital - building ......................................   $      --      $   --
                                                                             =========      ======
 Subsidiary trust minority interest ......................................   $      --      $   --
                                                                             =========      ======
 Parent preferred stock dividends ........................................   $      --      $   --
                                                                             =========      ======
                                                                               COMPANY
                                                                            SEVEN MONTHS
                                                                                ENDED
                                                                            DECEMBER 31,     COMPANY
                                                                                1996           1997
                                                                           -------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ..............................................................   $     705     $     1,895
 Adjustments to reconcile net income to net cash flows from operat-
  ing activities -
  Gain on disposal of property and equipment .............................          --              --
  Depreciation and amortization of property and equipment ................         191             354
  Amortization of acquired intangible broadcasting assets and other
    assets ...............................................................         544           1,588
  Amortization of program contract costs and net realizable value
    adjustments ..........................................................         864           1,579
  Stock-based compensation ...............................................          --              23
 Changes in assets and liabilities, net of effects of acquisitions and dispositions-
  (Increase) decrease in accounts receivable, net ........................      (2,053)            (98)
  Increase in dividend receivable from parent ............................          --          (1,085)
  Decrease (increase) in prepaid expenses and other current assets.                (67)             53
  Increase (decrease) in accounts payable and accrued liabilities ........         636            (299)
  Increase in deferred state taxes .......................................          73             261
  Net effect of change in deferred barter revenues and deferred
    barter costs .........................................................           9              39
  Increase in subsidiary trust minority interest expense payable .........          --             969
 Payments on program contracts payable ...................................        (242)         (1,219)
                                                                             ---------     -----------
 Net cash flows from operating activities ................................         660           4,060
                                                                             ---------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in Parent Preferred Securities ...............................          --        (206,200)
 Payment for exercise of purchase option .................................          --          (1,576)
 Acquisition of property and equipment ...................................        (161)           (197)
 Proceeds from disposal of property and equipment ........................          --              --
                                                                             ---------     -----------
 Net cash flows from investing activities ................................        (161)       (207,973)
                                                                             ---------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in due from parent ...........................................        (496)         (2,611)
 Contributions of capital ................................................          --          13,776
 Prepayment of excess syndicated program contract liabilities ............          --              --
 Net proceeds from subsidiary trust securities offering ..................          --         192,756
                                                                             ---------     -----------
  Net cash flows from financing activities ...............................        (496)        203,921
                                                                             ---------     -----------
NET INCREASE (DECREASE) IN CASH ..........................................           3               8
CASH, beginning of period ................................................          --               3
                                                                             ---------     -----------
CASH, end of period ......................................................   $       3     $        11
                                                                             =========     ===========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
 Contribution of capital - building ......................................   $      --     $       562
                                                                             =========     ===========
 Subsidiary trust minority interest ......................................   $      --     $    17,631
                                                                             =========     ===========
 Parent preferred stock dividends ........................................   $      --     $    19,742
                                                                             =========     ===========

  The accompanying notes are an integral part of these consolidated statements.

                    KDSM, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1995, 1996 AND 1997



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION
---------------------

The accompanying consolidated financial statements include the accounts of KDSM, Inc., Sinclair Capital (a subsidiary trust), and KDSM Licensee, Inc., which are collectively referred to hereafter as "the Company" or "KDSM." The Company is a television broadcaster serving the Des Moines, Iowa, area through station KDSM on Channel 17, a Fox affiliate. This station was wholly owned and operated by River City Broadcasting, L.P. (RCB) through its ownership in KDSM-TV, a division of RCB (the "Predecessor") through May 31, 1996. Sinclair Broadcast Group, Inc. (Sinclair) purchased the non-license assets of KDSM-TV from RCB on May 31, 1996, and exercised its option to acquire the license assets of KDSM-TV from RCB on April 22, 1997. KDSM owns all of the issued and outstanding common stock of KDSM Licensee, Inc. and all of the common trust interests of Sinclair Capital. All intercompany amounts are eliminated in consolidation.

The accompanying December 31, 1996 and 1997 consolidated balance sheets and related statements of operations and cash flows for the seven-month period ended December 31, 1996 and the year ended December 31, 1997, are presented on a new basis of accounting. The accompanying financial statements for the year ended December 31, 1995 and the five-month period ended May 31, 1996, are presented as "predecessor" financial statements (see Note 9).

USE OF ESTIMATES
----------------

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements and in the disclosures of contingent assets and liabilities. While actual results could differ from those estimates, management believes that actual results will not be materially different from amounts provided in the accompanying consolidated financial statements.

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

Unless otherwise stated, the financial instruments in the accompanying balance sheets approximate fair value.

PROGRAMMING
-----------

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

                          KDSM, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1995, 1996 AND 1997 - (CONTINUED )



BARTER ARRANGEMENTS
-------------------

Certain program contracts provide for the exchange of advertising air time in lieu of cash payments for the rights to such programming. These contracts are recorded as the programs are aired at the estimated fair value of the advertising air time given in exchange for the program rights. Network programming is excluded from these calculations.

The Company broadcasts certain customers' advertising in exchange for equipment, merchandise and services. The estimated fair value of the equipment, merchandise or services received is recorded as deferred barter costs and the corresponding obligation to broadcast advertising is recorded as deferred barter revenues. The deferred barter costs are expensed or capitalized as they are used, consumed or received. Deferred barter revenues are recognized as the related advertising is aired.

OTHER ASSETS
------------

Other assets as of December 31, 1996 and 1997 consist of the following (in thousands):




                                                         1996        1997
                                                       --------   ---------
       Unamortized debt acquisition costs ..........    $  685     $7,757
       Purchase options ............................     3,390         --
                                                        ------     ------
                                                        $4,075     $7,757


ACQUIRED INTANGIBLE BROADCASTING ASSETS
---------------------------------------

Acquired intangible broadcasting assets are being amortized over periods of 15 to 40 years. These amounts result from the acquisition of the broadcasting assets of KDSM-TV by Sinclair from RCB. The Company monitors and continually evaluates the realizability of intangible and tangible assets and the existence of any impairment to its recoverability based on the projected undiscounted cash flows of the respective stations.

Intangible assets, at cost, as of December 31, 1996 and 1997, consist of the following (in thousands):



                                               AMORTIZATION
                                                  PERIOD         1996         1997
                                              -------------   ----------   ----------
   Goodwill ...............................     40 years       $26,806      $ 26,777
   Decaying advertiser base ...............     15 years         1,452         1,452
   FCC licenses ...........................     25 years            --         4,966
   Network affiliations ...................     25 years         1,683         1,683
                                                                            --------
                                                                29,941        34,878
   Less- Accumulated amortization .........                       (486)       (1,468)
                                                               -------      --------
                                                               $29,455      $ 33,410
                                                               =======      ========

ACCRUED LIABILITIES
-------------------

Accrued liabilities consist of the following as of December 31, 1996 and 1997 (in thousands):



                                  1996      1997
                                 ------   -------
       Compensation ..........    $223     $230
       Other .................     187      166
                                  ----     ----
                                  $410     $396

                                  ====     ====

                          KDSM, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1995, 1996 AND 1997 - (CONTINUED )


REVENUES
--------

Broadcasting revenues are derived principally from the sale of program time and spot announcements to local, regional and national advertisers. Advertising revenue is recognized in the period during which the program time and spot announcements are broadcast.

RECLASSIFICATIONS
-----------------

Certain   reclassifications  have  been  made  to  the  prior  years'  financial statements to conform with the current year presentation.

2. PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed under the straight-line method over the following estimated useful lives:

       Buildings and improvements .............   10--35 years
       Station equipment ......................    5--10 years
       Office furniture and equipment .........    5--10 years
       Leasehold improvements .................   10--31 years
       Automotive equipment ...................     3--5 years


Property and equipment consisted of the following as of December 31, 1996 and 1997 (in thousands):

                                                                     1996         1997
                                                                  ----------   ----------
     Buildings and improvements ...............................     $   95          751
     Station equipment ........................................      2,635        2,693
     Office furniture and equipment ...........................        236          249
     Leasehold improvements ...................................          2           34
     Automotive equipment .....................................         26           26
                                                                    ------        -----
                                                                     2,994        3,753
     Less- Accumulated depreciation and amortization ..........       (191)        (545)
                                                                    ------        -----
                                                                    $2,803       $3,208
                                                                    ======       ======


                          KDSM, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1995, 1996 AND 1997 - (CONTINUED )


3. PROGRAM CONTRACTS PAYABLE:

Future payments required under program contracts payable as of December 31, 1997, are as follows (in thousands):


          1998 ...................................................    $  1,612
          1999 ...................................................         859
          2000 ...................................................         288
          2001 ...................................................          47
          2002 ...................................................          47
                                                                      --------
                                                                         2,853
          Less: Current portion ..................................      (1,612)
                                                                      --------
          Long-term portion of program contracts payable .........    $  1,241
                                                                      ========

Included in the current portion amounts are payments due in arrears of $542,000. In addition, the Company has entered into noncancelable commitments for future program rights aggregating $186,000 as of December 31, 1997.

The estimated fair value of program contract payables and noncancelable commitments is approximately $1.9 million and $2.8 million at December 31, 1996 and 1997, respectively, based on future cash flows discounted at the Company's current borrowing rate.

4. PREPAYMENT OF SYNDICATED PROGRAM CONTRACT LIABILITIES:

In connection with the acquisition described in Note 9, the Company prepaid certain syndicated program contracts payable for which the underlying value of the associated syndicated program assets was determined to be of little or no value. During 1996, KDSM made cash payments of $216,000 relating to these syndicated program contracts payable. The related assets had been written down to their net realizable value prior to the prepayment.

5. RELATED PARTY TRANSACTIONS:

The Predecessor's financial statements of KDSM-TV are included in the consolidated financial statements of RCB, Limited Partnership. RCB corporate expenses were allocated to KDSM-TV and each of RCB's stations to cover the salaries and expenses of senior management. Total management fees and expenses, including allocated corporate expenses, for the year ended December 31, 1995 and the five months ended May 31, 1996, totaled approximately $150,000 and $290,000, respectively.

The financial statements of KDSM, Inc. and subsidiaries are included in the consolidated financial statements of Sinclair. Sinclair corporate expenses are allocated to KDSM and each of the Sinclair subsidiaries to cover the salaries and expenses of senior management. Total management fees and expenses, including allocated corporate expenses, for the seven months ended December 31, 1996 and the year ended December 31, 1997, were approximately $146,000 and $283,000, respectively. Management believes these amounts approximate the charges which would have been incurred had the services been provided by independent third parties. Sinclair also provides and receives short-term cash advances to and from the Company through a central cash management system. The total amount due from Sinclair was approximately $496,000 and $2.7 million as of December 31, 1996 and 1997.

In connection with the acquisition of KDSM's non-license assets by Sinclair, on May 31, 1996, Sinclair entered into a local marketing agreement (LMA) with RCB to provide programming services. Sinclair made specified periodic payments to RCB in exchange for the right to program and sell advertising. During the seven months ended December 31, 1996, Sinclair made payments of approximately $172,000

                          KDSM, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1995, 1996 AND 1997 - (CONTINUED )

to RCB in connection with the LMA. In addition, during 1997, Sinclair made $8,000 of payments related to the LMA with RCB before the FCC license was transferred to KDSM (see Note 12). These payments are included in the accompanying statement of operations as program and production expenses for the seven months ended December 31, 1996 and year ended December 31, 1997.


6. INCOME TAXES:

No income tax provision has been included in the Predecessor's financial statements for the year ended December 31, 1995 and the five months ended May 31, 1996, since profit and loss and the related tax attributes are deemed to be distributed to, and reportable by, the partners of RCB on their respective income tax returns.

A pro forma income tax provision, along with the related pro forma effect on net income, is presented in the accompanying statement of operations. The pro forma income taxes for the year ended December 31, 1995 and 1996 are the product of multiplying the estimated blended federal and state statutory rate of 40% by net income as reported in the statement of operations.

Sinclair files a consolidated federal tax return, and separate state tax returns for each of its subsidiaries. It is Sinclair's policy to charge KDSM for its federal income tax provision through intercompany charges, and KDSM is directly responsible for its current state tax liabilities. The accompanying financial statements have been prepared in accordance with the separate return method of FASB 109, whereby the allocation of federal tax provision due to the Parent is based on what the subsidiary's current and deferred federal tax provision would have been had the subsidiary filed a federal income tax return outside its consolidated group. Given that KDSM is required to reimburse Sinclair for its federal tax provision, the federal income tax provision is recorded as an intercompany charge and included as a reduction of the due from Parent amount in the accompanying consolidated balance sheets as a current obligation. Accordingly, KDSM has no federal deferred income taxes. Since KDSM is directly responsible for its state taxes, all deferred tax assets or liabilities are related to state income taxes. The Company had no alternative minimum tax credit carryforwards as of December 31, 1996 and 1997.

The allocation of consolidated income taxes consists of the following for the seven months ended December 31, 1996 and the year ended December 31, 1997 (in thousands):

                             1996       1997
                            ------   ---------
Current
  Federal ...............    $412     $1,123
  State .................      --         --
                             ----     ------
                              412      1,123
                             ----     ------
Deferred
  Federal ...............      --         --
  State .................      73        261
                             ----     ------
                             $485     $1,384
                             ----     ------

                          KDSM, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1995, 1996 AND 1997 - (CONTINUED )

The following table summarizes the tax effects of the significant types of temporary differences between financial reporting basis and tax basis which were generated during the seven months ended December 31, 1996 and the year ended December 31, 1997 (in thousands):


                                              1996          1997
                                           ----------   -----------
     Net operating losses ..............     $   40      $  8,187
     Film amortization .................        (37)           69
     Fixed asset depreciation ..........       (278)         (437)
     Intangible amortization ...........       (261)       (1,031)
     Parent preferred stock ............         --        (8,726)
     Other .............................         51            51
                                             ------      --------
                                             $ (485)     $ (1,887)
                                             ======      ========


The deferred state tax liability represents the state tax benefits related to the temporary differences listed above. The estimated blended federal and state statutory rate was 40.0% and 41.9% for the seven months ended December 31, 1996 and the year ended December 31, 1997, respectively.

7. EMPLOYEE BENEFITS:

Substantially all employees of KDSM, as of May 31, 1996, were covered under a qualified profit-sharing plan administered by RCB, which included a thrift provision qualifying under Section 401(k) of the Internal Revenue Code. The provision allowed the participants to contribute up to 12% of their compensation in the plan year, subject to statutory limitations.

As of May 31, 1996, KDSM participates in Sinclair's retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees of the Company who meet minimum age or service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Contributions from the Company are made on a monthly basis in an amount equal to 50% of the participating employee contributions, to the extent such contributions do not exceed 6% of the employees' eligible compensation during the month.

8. COMMITMENTS AND CONTINGENCIES:

LITIGATION
----------

The Company is involved in certain litigation matters arising in the normal course of business. In the opinion of management, these matters are not significant and will not have a material adverse effect on the Company's financial position.

                          KDSM, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1995, 1996 AND 1997 - (CONTINUED )

OPERATING LEASES
----------------

The Company leases certain property and equipment under noncancellable operating lease agreements. Rental expense charged to income for the year ended December 31, 1995, the five months ended May 31, 1996, the seven months ended December 31, 1996 and the year ended December 31, 1997, was approximately $81,000, $5,000, $7,000 and 25,000, respectively. Future minimum lease payments under noncancellable operating leases are approximately (in thousands):


            1998 ........................    $ 24
            1999 ........................      16
            2000 ........................      14
            2001 ........................      10
            2002 ........................      10
            2003 and thereafter .........     333
                                             ----
                                             $407
                                             ====

9. ACQUISITION OF BUSINESS:

On May 31, 1996, Sinclair acquired all of the non-license assets of KDSM-TV from RCB for approximately $36.8 million. In connection with this purchase, the Company purchased an option to acquire the license assets of KDSM for approximately $3.4 million, with an option exercise price of $1.6 million and entered into an LMA with RCB as described in Note 5. None of the current assets of KDSM were acquired. The acquisition was accounted for under the purchase method of accounting whereby the purchase price was allocated to property and equipment, acquired intangible broadcasting assets, other intangible assets and purchase options of $2.8 million, $3.1 million, $27.5 million and $3.4 million, respectively.

10. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY KDSM SENIOR DEBENTURES:

In March 1997, the Company completed a private placement of $200 million aggregate liquidation value of 11 5/8% High Yield Trust Offered Preferred Securities (the "Trust Preferred Securities") of Sinclair Capital, a subsidiary trust of the Company. The Trust Preferred Securities were issued March 12, 1997, mature March 15, 2009, are mandatorily redeemable at maturity, and provide for quarterly distributions to be paid in arrears beginning June 15, 1997. The Trust Preferred Securities were sold to "qualified institutional buyers" (as defined in Rule 144A under the Securities Act of 1933, as amended) and a limited number of institutional "accredited investors" and the offering was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section # 4(2) of the Securities Act and Rule 144A thereunder. The Company utilized the proceeds of the private placement combined with other capital contributions to acquire $206.2 million of 12 5/8% Series C Preferred Stock (the "Parent Preferred Securities") of Sinclair.

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

                          KDSM, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1995, 1996 AND 1997 - (CONTINUED )

11. PARENT PREFERRED SECURITIES:

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

12. EXERCISE OF OPTION TO ACQUIRE LICENSE ASSETS:

During 1997, the FCC granted approval for transfer of the FCC license of KDSM from RCB to the Company. The Company exercised its option to acquire the License Assets of KDSM from RCB for an option exercise payment of $1.6 million.

                          KDSM, INC. AND SUBSIDIARIES
                               INDEX TO SCHEDULES

                                                           PAGE
                                                            -------
Schedule II -- Valuation and Qualifying Accounts .......... S -- 3



All schedules except those listed above are omitted as not applicable or not required or the required information is included in the consolidated financial statements or in the notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
Sinclair Broadcast Group, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated balance sheets, statements of operations, changes in stockholder's equity and cash flows of KDSM, Inc. and Subsidiaries included in this Form 10-K and have issued our report thereon dated March 10, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                             /s/ Arthur Andersen


Baltimore, Maryland,
March 10, 1998

                                                                    SCHEDULE II

                          KDSM, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                                (IN THOUSANDS)



                                              BALANCE AT     CHARGED TO                     BALANCE
                                               BEGINNING      COSTS AND                     AT END
                DESCRIPTION                    OF PERIOD      EXPENSES      DEDUCTIONS     OF PERIOD
------------------------------------------   ------------   ------------   ------------   ----------
Predecessor 1995
 Allowance for doubtful accounts .........        $23            $55            $66           $12
Predecessor 1996
 Allowance for doubtful accounts .........         12             38             --            50
Company 1996
 Allowance for doubtful accounts .........         --             39             --            39
Company 1997
 Allowance for doubtful accounts .........         39             39             48            30

                                 EXHIBIT INDEX

   EXHIBIT
     NO.                                                DESCRIPTION
------------   ---------------------------------------------------------------------------------------------

 3.1(a)        Amended and Restated Trust Agreement, dated as of March 12, 1997 among KDSM, Inc.,
               First Union National Bank of Maryland, First Union Bank of Delaware, David D. Smith and
               David B. Amy

 3.2(a)        Articles of Incorporation of KDSM, Inc., as of April 22, 1996
 3.3(a)        By-Laws of KDSM, Inc.
 4.1(a)        Indenture, dated as of March 12, 1997 among KDSM, Inc., Sinclair Broadcast Group, Inc.
               and First Union National Bank of Maryland

 4.2(a)        Registration Rights Agreement, dated as of March 5, 1997 among Sinclair Broadcast Group,
               Inc., KDSM, Inc., Sinclair Capital, Smith Barney Inc. and Chase Securities Inc.

 4.3(a)        Pledge and Security Agreement dated as of March 12, 1997 between KDSM, Inc. and First
               Union National Bank of Maryland

 4.4(a)        Form of 11 5/8% High Yield Trust Offered Preferred Securities of Sinclair Capital
 4.5(a)        Form of 11 5/8% Senior Debentures due 2009 of KDSM, Inc. (included in Exhibit 4.1)
 4.6(a)        Form of Parent Guarantee Agreement between Sinclair Broadcast Group, Inc. and First
               Union National Bank of Maryland

12.1           Calculation of Ratio of Earnings to Fixed Charges of Sinclair Broadcast Group, Inc. (Includ-
               ed in "Historical and Pro Forma Ratio of Earnings to Fixed Charges" in the Registration
               Statement)

 24            Powers of Attorney (Included in the signature pages to the Report)

 27            Financial Data Schedule of KDSM, Inc.

----------
(a) Incorporated by reference from the Company's Registration Statement on Form S-4, No. 333-26427.