Form 10-K/A
period 1997-12-31
KDSM INC
filed 1998-04-02
CIK 1039583

================================================================================
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K/A
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)


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

Indicate by check mark whether the registrant (1) has filed all reports required to be files by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]



 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any admendment to this Form 10K/A.{X}



As of March 27, 1998, there are 100 shares of Class A Common stock, $.01 par value of KDSM, Inc., issued and outstanding.

In addition, 2,000,000 shares of $200 million aggregate liquidation value of 11 5/8 % High Yield Trust Offered Preferred Securities of Sinclair Capital, a subsidiary trust of KDSM, Inc., are issued and outstanding.

================================================================================

                                   PART I


FORWARD-LOOKING STATEMENTS


     The matters discussed in this Form 10-K/A include forward-looking statements. In addition, when used in this Form 10-K/A, the words "intends to," "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially and adversely from those described in the forward-looking statements as a result of various important factors, including the impact of changes in national and regional economies, successful integration of acquired television and radio stations (including achievement of synergies and cost reductions), pricing fluctuations in local and national advertising, volatility in programming costs and the other risk factors set forth in the Company's prospectus filed with the Securities and Exchange Commission on March 17, 1997, pursuant to rule 424(b)(5). KDSM, Inc. undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.



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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   None

ITEM 6. SELECTED FINANCIAL DATA


     The selected consolidated financial data for the years ended December 31, 1993, 1994, 1995, 1996 and 1997 have been derived from the Company's audited Consolidated Financial Statements. The Consolidated Financial Statements for the years ended December 31, 1995, 1996 and 1997 are included elsewhere in this Form 10-K/A.



     The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included elsewhere in this Form 10-K/A

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

                                                         /s/ Arthur Andersen LLP


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

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereto duly authorized on April 2, 1998.


                                        KDSM, INC.

                                        By: /s/ David B. Amy
                                           ------------------------------------
                                            David B. Amy
                                            Vice President
                                            Principal Financial Officer
                                            Principal Accounting Officer

                                        SINCLAIR CAPITAL

                                        By: /s/ David B. Amy
                                           ------------------------------------
                                            David B. Amy
                                            Administrative Trustee

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:







         SIGNATURE                         TITLE                     DATE
---------------------------   ------------------------------   ---------------

      /s/ David D. Smith      President and Director           April 2, 1998
-------------------------
      David D. Smith          (Principal Executive Officer)
                              KDSM, Inc.
                              Administrative Trustee
                              (Principal Executive Officer)
                              Sinclair Capital

        /s/ David B. Amy      Vice President and Director      April 2, 1998
-------------------------
        David B. Amy          (Principal Financial and
                              Accounting Officer)
                              KDSM, Inc.
                              Administrative Trustee
                              (Principal Financial and
                              Accounting Officer)
                              Sinclair Capital




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

                                                        /s/ Arthur Andersen LLP


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

12.1*          Calculation of Ratio of Earnings to Fixed Charges of Sinclair Broadcast Group, Inc. (Includ-
               ed in "Historical and Pro Forma Ratio of Earnings to Fixed Charges" in the Registration
               Statement)

 24 *          Powers of Attorney (Included in the signature pages to the Report)

 27 *          Financial Data Schedule of KDSM, Inc.

----------
(a) Incorporated by reference from the Company's Registration Statement on Form S-4, No. 333-26427.
    *  Previously filed