Form 10-Q
period 1998-03-31
KDSM INC
filed 1998-05-11
CIK 1039583

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1998

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

                                      None
         (Former name, former address and former fiscal year-if changed since last report)
                          ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

As of May 8, 1998, there were 100 shares of Common Stock, $.01 par value of KDSM, Inc., issued and outstanding and 2,000,000 shares of $200 million aggregate liquidation value of 115/8% High Yield Trust Offered Preferred
Securities of Sinclair Capital, a subsidiary trust of KDSM, Inc., issued and outstanding.

                           KDSM, INC. AND SUBSIDIARIES


                                    Form 10-Q
                      For the Quarter Ended March 31, 1998

                                Table of Contents
                                                                            Page

Part I. Financial Information

    Item 1.     Consolidated Financial Statements

        Consolidated Balance Sheets as of December 31, 1997 and
               March 31, 1998................................................  4

        Consolidated Statements of Operations for the Three Months
               Ended March 31, 1997 and 1998.................................  5

        Consolidated Statement of Stockholder's Equity for the Three Months
               March 31, 1998................................................  6

        Consolidated Statements of Cash Flows for the Three Months
               Ended March 31, 1997 and 1998.................................  7

        Notes to Unaudited Consolidated Financial Statements.................  8

    Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of
Operations................................................................... 10


Part II.  Other Information

    Item 6.    Exhibits and Reports on Form 8-K.............................. 12

        Signature............................................................ 13

                           KDSM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                           DECEMBER 31,       MARCH 31,
                                                                                               1997              1998
                                                                                         ---------------   --------------
                                        ASSETS
CURRENT ASSETS:
    Cash............................................................................     $           11    $          167
    Accounts receivable, net of allowance for doubtful accounts.....................              2,150             1,660
    Dividends receivable from parent................................................              1,085             1,085
    Current portion of program contract costs.......................................                988               673
    Prepaid expenses and other current assets.......................................                 33                17
    Deferred barter costs ..........................................................                100                57
                                                                                         --------------    --------------
           Total current assets.....................................................              4,367             3,659
PROPERTY AND EQUIPMENT, net.........................................................              3,208             3,182
PROGRAM CONTRACT COSTS, less current portion........................................                925               766
INVESTMENT IN PARENT PREFERRED SECURITIES...........................................            206,200           206,200
DUE FROM PARENT ....................................................................              2,673             4,071
OTHER ASSETS                                                                                      7,757             7,573
ACQUIRED INTANGIBLE BROADCASTING ASSETS, net........................................             33,410            33,152
                                                                                         --------------    --------------
           Total Assets ............................................................     $      258,540    $      258,603
                                                                                         ==============    ==============

                         LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
    Accounts payable................................................................     $           30    $           82
    Accrued liabilities.............................................................                396               333
    Current portion of program contracts payable....................................              1,612             1,355
    Deferred barter revenues........................................................                209               155
    Subsidiary trust minority interest expense payable..............................                969               969
                                                                                         --------------    --------------
           Total current liabilities................................................              3,216             2,894
PROGRAM CONTRACTS PAYABLE...........................................................              1,241             1,058
DEFERRED STATE TAXES                                                                                334               402
                                                                                         --------------    --------------
           Total liabilities........................................................              4,791             4,354
                                                                                         --------------    --------------
COMMITMENTS AND CONTINGENCIES
COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF  SUBSIDIARY
    TRUST  HOLDING  SOLELY KDSM SENIOR DEBENTURES ..................................            200,000           200,000
                                                                                         --------------    --------------
STOCKHOLDER'S EQUITY:
    Common stock, $.01 par value, 1,000 shares authorized
        and 100 shares issued and outstanding.......................................                  -                 -
    Additional paid-in capital......................................................             51,149            51,149
    Retained earnings...............................................................              2,600             3,100
                                                                                           --------------    --------------
           Total stockholder's equity...............................................             53,749            54,249
                                                                                         --------------    --------------
           Total Liabilities and Stockholder's Equity...............................     $      258,540    $      258,603
                                                                                         ==============    ==============


         The accompanying notes are an integral part of these unaudited consolidated statements.

                           KDSM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                    THREE MONTHS      THREE MONTHS
                                                                                        ENDED             ENDED
                                                                                      MARCH 31,         MARCH 31,
                                                                                        1997              1998
                                                                                   -------------    -------------
          REVENUES:
              Station broadcast revenues, net of agency commissions............... $       2,135    $       2,133
              Revenues realized from station barter arrangements..................            78              146
                                                                                   -------------    -------------

                     Total revenues...............................................         2,213            2,279
                                                                                   -------------    -------------

          OPERATING EXPENSES:
              Program and production..............................................           376              293
              Selling, general and administrative.................................           738              734
              Expenses realized from station barter arrangements..................            43              100
              Amortization of program contract costs and net
                  realizable value adjustments....................................           394              551
              Depreciation and amortization of property and equipment.............            85               92
              Amortization of acquired intangible broadcasting assets
                  and other assets................................................           254              443
                                                                                   -------------    -------------

                     Total operating expenses.....................................         1,890            2,213
                                                                                   -------------    -------------

                     Broadcast operating income...................................           323               66
                                                                                   -------------    -------------

          OTHER INCOME (EXPENSE):
              Dividend and interest income........................................         1,355            6,611
              Subsidiary trust minority interest expense..........................        (1,210)          (5,812)
                                                                                   --------------   --------------
                  Income before allocation of consolidated federal income taxes
                     and state income taxes.......................................           468              865

          ALLOCATION OF CONSOLIDATED FEDERAL INCOME TAXES.........................           142              297

          STATE INCOME TAXES......................................................            56               68
                                                                                   -------------    -------------

          NET INCOME ............................................................. $         270    $         500
                                                                                   =============    =============


                 The accompanying notes are an integral part of
                    these unaudited consolidated statements.

                           KDSM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                 (IN THOUSANDS)


                                                            ADDITIONAL                           TOTAL
                                                COMMON        PAID-IN        RETAINED      STOCKHOLDER'S
                                                 STOCK        CAPITAL        EARNINGS           EQUITY
                                             ----------   ------------   -------------     -------------

BALANCE, December 31, 1997 .............     $        -   $     51,149    $      2,600     $      53,749
    Net income..........................              -              -             500               500
                                             ----------   ------------   -------------     -------------

BALANCE, March 31, 1998.................     $        -   $     51,149    $      3,100      $     54,249
                                             ==========   ============    ============      ============







               The accompanying notes are an integral part of this
                       unaudited consolidated statement.

                           KDSM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             THREE MONTHS       THREE MONTHS
                                                                                 ENDED             ENDED
                                                                               MARCH 31,         MARCH 31,
                                                                                 1997               1998
                                                                           -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income......................................................       $        270       $        500
    Adjustments to reconcile net income to net cash flows from operating r
      activities -
        Depreciation and amortization of property and equipment.....                 85                 92
        Amortization of acquired intangible broadcasting assets and other           254                443
           assets................................................
        Amortization of program contract costs and net realizable
           value adjustments........................................                394                551
        Stock-based compensation....................................                  -                  8
    Changes in assets and liabilities, net of effects of acquisitions and dispositions-
        Decrease in accounts receivable, net........................                365                490
             Increase in dividend receivable from parent............             (1,355)                 -
        Decrease in prepaid expenses and other current assets.......                  1                 16
        Decrease in accounts payable and
           accrued liabilities......................................               (181)               (21)
             Increase in state deferred taxes.......................                 56                 68
        Net effect of change in deferred barter revenues
           and deferred barter costs................................                 (4)               (11)
        Increase in subsidiary trust minority interest expense payable            1,210                  -
    Payments on program contracts payable...........................               (514)              (516)
                                                                           -------------      -------------
    Net cash flows from operating activities.........................               581              1,620
                                                                           -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Investment in Parent Preferred Securities.....................          (206,200)                 -
    Acquisition of property and equipment............................               (30)               (66)
                                                                           -------------      -------------
    Net cash flows used in investing activities......................          (206,230)               (66)
                                                                           -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net change in due from parent....................................              (553)            (1,398)
    Contributions of capital.........................................            12,008                  -
    Net proceeds from subsidiary trust securities offering ..........           194,192                  -
                                                                           -------------      -------------
        Net cash flows from/(used in) financing activities...........           205,647             (1,398)
                                                                           -------------      -------------
NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                                      (2)               156
CASH AND CASH EQUIVALENTS, beginning of period.......................                 3                 11
                                                                           -------------      -------------
CASH AND CASH EQUIVALENTS, end of period.............................      $          1       $        167
                                                                           ============       ============

SUPPLEMENTAL SCHEDULE OF NONCASH  INVESTING
    AND FINANCING ACTIVITIES:
    Parent preferred stock dividends.................................      $          -       $      6,508
                                                                           ============       ============
    Subsidiary trust minority interest payments......................      $          -       $      5,812
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

                           KDSM, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of KDSM, Inc., Sinclair Capital (a subsidiary trust), and KDSM Licensee Inc., which are collectively referred to hereafter as "the Company or KDSM." KDSM, Inc. is a television broadcaster serving the Des Moines, Iowa area through station KDSM on Channel 17, a Fox affiliate. KDSM, Inc. is a wholly owned subsidiary of Sinclair Broadcast Group, Inc. (the "Parent" or "Sinclair"). In addition, KDSM, Inc. owns all of the issued and outstanding common stock of KDSM Licensee, Inc. and all of the common trust interests of Sinclair Capital. All intercompany amounts are eliminated in consolidation.

INTERIM FINANCIAL STATEMENTS

The consolidated financial statements for the three months ended March 31, 1998 are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements as of December 31,1997 and for the year then ended and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, and cash flows for these periods.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financial statements do not include all disclosures normally included with audited consolidated financial statements, and, accordingly, should be read in conjunction with the December 31, 1997 consolidated balance sheet and related statements of operations and cash flows for the year ended December 31, 1997 and the related notes thereto. The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

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

3.    COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED  SECURITIES OF TRUST:

In March 1997, the Company completed an offering of $200 million aggregate liquidation value of 115/8% High Yield Trust Offered Preferred Securities (the "HYTOPS") of Sinclair Capital, a subsidiary trust of the Company. The HYTOPS were issued March 12, 1997, mature March 15, 2009, are mandatorily redeemable at maturity, and provide for quarterly distributions to be paid in arrears beginning June 15, 1997. The Company utilized the proceeds of the offering combined with other capital contributions to acquire $206.2 million of 125/8% Series C Preferred Stock (the "Parent Preferred Securities") of Sinclair.

4.   PARENT PREFERRED SECURITIES:

In March 1997, the Company utilized the proceeds of the HYTOPS combined with other capital contributions to acquire $206.2 million of 125/8% Parent Preferred Securities, issued by Sinclair. The Parent Preferred Securities were issued March 12, 1997, mature March 15, 2009, are mandatorily redeemable at maturity, and provide for quarterly distributions to be paid in arrears beginning June 15, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements of KDSM, Inc. and related notes included elsewhere in this Quarterly report and the audited financial statements and Management's Discussion and Analysis contained in the Company's Form 10-K/A, for the fiscal year ended December 31, 1997.

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

The following table sets forth certain operating data for three months ended March 31, 1997 and 1998:

OPERATING DATA (dollars in thousands):

--------------------------------------------------------------------------------------------------------------------------
                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                             1997             1998
                                                                             ----             ----
Net broadcast revenues (a).............................................. $       2,135    $       2,133
Barter revenues.........................................................            78              146
                                                                         -------------    -------------
Total revenues..........................................................         2,213            2,279
                                                                         -------------    -------------
Operating Costs (b).....................................................         1,157            1,119
Depreciation, amortization and stock-based compensation (c).............           733            1,094
                                                                         -------------    -------------
Broadcast operating income..............................................           323               66
Dividend and interest income (d)........................................         1,355            6,611
Subsidiary trust minority interest expense (e)..........................        (1,210)          (5,812)
                                                                         --------------   --------------
Net income before income taxes..........................................           468              865
Income taxes............................................................           198              365
                                                                         -------------    -------------
Net income.............................................................. $         270    $         500
                                                                         =============    =============

OTHER DATA:
    Broadcast cash flow (BCF) (f)....................................... $         631    $         717
    BCF margin (g)                                                               29.6%           33.6%
    Adjusted EBITDA (h)................................................. $         542    $         644
    Adjusted EBITDA margin (g)..........................................         25.4%           30.2%
    Program contract payments........................................    $         514    $         516
    Corporate management fees........................................    $          89    $          73
----------------------------------------------------------------------------------------------------------

a) "Net broadcast revenue" is defined as broadcast revenue net of agency commissions.

b) "Operating costs" include program and production expenses and selling, general and administrative expenses.

c) Depreciation and amortization includes amortization of program contract costs and net realizable value adjustments, depreciation and amortization of property and equipment, and amortization of acquired intangible broadcasting assets and other assets including amortization of deferred financing costs and costs related to excess syndicated programming.

d) Dividend and interest income primarily results from dividends on the Parent Preferred Securities.

e) Subsidiary trust minority interest expense represents distributions on the HYTOPS.

f) "Broadcast cash flow" is defined as broadcast operating income plus corporate overhead expense, special bonuses paid to executive officers, stock-based compensation, depreciation and amortization (including film amortization and excess syndicated programming), less cash payments for program rights. Cash program payments represent cash payments made for current programs payable and do not necessarily correspond to program usage. Special bonuses paid to executive officers are considered unusual and non-recurring. The Company has presented broadcast cash flow data, which the Company believes are comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies. However, broadcast cash flow does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

g) "Broadcast cash flow margin" is defined as broadcast cash flow divided by net broadcast revenues. "Adjusted EBITDA margin" is defined as Adjusted EBITDA divided by net broadcast revenues.

h) "Adjusted EBITDA" is defined as broadcast cash flow less corporate expenses and is a commonly used measure of performance for broadcast companies. Adjusted EBITDA does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.


Net broadcast revenues for the three months ended March 31, 1998 remained consistent compared to the three months ended March 31, 1997. When comparing the three months ended March 31, 1998 to the three months ended March 31, 1997, revenues from local advertisers increased approximately $97,000 or 6.6%, and revenues from national advertisers decreased $128,000 or 16.0%. Revenue growth from local advertisers primarily resulted from an increase in market revenue growth combined with a slight increase in market share. The decrease in revenue from national advertisers primarily resulted from a decrease in revenue from children's programming, fast food advertisers, soft drink advertisers and automobile advertisers.

Operating costs decreased to $1.1 million for the three months ended March 31, 1998 from $1.2 million for the three months ended March 31, 1997, or 8.3%. The decrease in operating costs for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 was primarily related to a decrease in sales commissions related to national advertising revenues and a decrease in promotion expenses.

Broadcast operating income decreased to $66,000 for the three months ended March 31, 1998 from $323,000 for the three months ended March 31, 1997, or 79.6%. The decrease in broadcast operating income for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 was primarily attributable to increases in amortization of intangibles related to the private placement of $200 million aggregate liquidation value 115/8% High Yield Trust Offered Preferred Securities (the "HYTOPS") of Sinclair Capital, a subsidiary trust of the Company, completed March 12, 1997 and the addition of programming contracts during the third and fourth quarters of 1997.

Subsidiary trust minority interest expense increased to $5.8 million for the three months ended March 31, 1998 from $1.2 million for the three months ended March 31, 1997. The increase in subsidiary trust minority interest expense for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 was attributable to the HYTOPS being outstanding for a partial quarter during 1997.

Dividend and interest income increased to $6.6 million for the three months ended March 31, 1998 from $1.4 million for the three months ended March 31, 1997. The increase in dividend and interest income for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 was primarily attributable to the Parent Preferred Securities being outstanding for a partial quarter during 1997.

The income tax provision increased to $365,000 for the three months ended March 31, 1998 from $198,000 for the three months ended March 31, 1997. The increase for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 are attributable to the Parent Preferred Securities and the HYTOPS being outstanding for a partial quarter during 1997, partially offset by an increase in operating costs. The Company's effective tax rate for the three months ended March 31, 1998 and March 31, 1997 was 42.2% and 42.3%, respectively.

Deferred state taxes increased to $402,000 as of March 31, 1998 from $334,000 as of December 31, 1997. The increase in the Company's deferred tax liability as of March 31, 1998 as compared to December 31, 1997 is primarily due to pre-tax income for the three months ended March 31, 1998. Federal income taxes are allocated to the Company by Sinclair at the statutory rate, are considered payable currently and are reflected as an adjustment to Due to Parent in the Company's balance sheet.

Broadcast cash flow increased to $717,000 for the three months ended March 31, 1998 from $631,000 for the three months ended March 31, 1997, or 13.6%. The increase in broadcast cash flow for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 primarily resulted from an increase in local revenues without a corresponding increase in expenses and a decrease in certain operating costs as noted above.

Adjusted EBITDA increased to $644,000 for the three months ended March 31, 1998 from $542,000 for the three months ended March 31, 1997, or 18.8%. The increase in adjusted EBITDA for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 resulted from increases in local revenues as noted above.

The Company's broadcast cash flow margin increased to 33.6% for the three months ended March 31, 1998 from 29.6% for the three months ended March 31, 1997. The increase in broadcast cash flow margin for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 resulted primarily from increases in local revenues without a corresponding increase in expenses and a decrease in certain operating costs as noted above.

The Company's adjusted EBITDA margin increased to 30.2% for the three months ended March 31, 1998 from 25.4% for the three months ended March 31, 1997. The increase in adjusted EBITDA margin for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 resulted primarily from the circumstances affecting broadcast cash flow margins as noted above.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Company had cash balances of approximately $167,000 and working capital of approximately $765,000. The Company's primary source of liquidity is cash from operations which management believes to be sufficient to meet operating cash requirements. Cash requirements or excess cash from operations are funded by or deposited into Sinclair's centralized banking system utilized by all of its wholly owned subsidiaries.

The Company does not anticipate capital expenditures in the coming year to exceed historical capital expenditures, which were approximately $197,000 in 1997. If the Company is required to make capital expenditures to keep up with emerging technologies, management believes it will be able to fund such expenditures from its cash flow and from the proceeds of indebtedness or financing that is allowed to be incurred or obtained under the Company's Senior Debenture Indenture or from capital contributions from Sinclair to the extent permitted under Sinclair's debt instruments. Under these instruments, Sinclair would currently be able to make capital contributions to the Company in an amount the Company believes is sufficient to cover such costs if it chose to do so.

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

    27  Financial Data Schedule


(B) REPORTS ON FORM 8-K

    None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized in the city of Baltimore, Maryland on the 11th day of May 1998.



                                           KDSM, INC.

                                           by:      /s/  David B. Amy
                                                    ----------------------------
                                                    David B. Amy
                                                    Chief Financial Officer
                                                    Principal Accounting Officer