Form 10-Q
period 1998-06-30
KDSM INC
filed 1998-08-14
CIK 1039583

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to
          ____________.

                    Commission File Number : ________________


                                   KDSM, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                           ---------------------------

           MARYLAND                                      52-1975792
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                              2000 WEST 41ST STREET
                            BALTIMORE, MARYLAND 21211
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (410) 467-5005
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      NONE
             ------------------------------------------------------
             (Former name, former address and former fiscal year-if
                           changed since last report)

                                SINCLAIR CAPITAL
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                           ---------------------------


           DELAWARE                                        52-2026076
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                              2000 WEST 41ST STREET
                            BALTIMORE, MARYLAND 21211
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (410) 467-5005
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      NONE
             ------------------------------------------------------
             (Former name, former address and former fiscal year-if
                           changed since last report)

                           ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

As of August 10, 1998, there were 100 shares of Common Stock, $.01 par value of KDSM, Inc., issued and outstanding and 2,000,000 shares of $200 million aggregate liquidation value of 115/8% High Yield Trust Offered Preferred
Securities of Sinclair Capital, a subsidiary trust of KDSM, Inc., issued and outstanding.

THE REGISTRANTS EACH MEET THE CONDITIONS FOR REDUCED DISCLOSURE SET FORTH IN GENERAL INSTRUCTION H (1)(A) AND (B) OF FORM 10-Q AND ARE THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                           KDSM, INC. AND SUBSIDIARIES

                                    Form 10-Q
                     For the Six Months Ended June 30, 1998

                                TABLE OF CONTENTS

                                                                            Page

PART I. FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements

          Consolidated Balance Sheets as of December 31, 1997 and June
           30, 1998 ......................................................     4

          Consolidated  Statements of Operations  for the Three Months
           and Six Months Ended June 30, 1997 and 1998 ...................     5

          Consolidated  Statement of Stockholder's  Equity for the Six
           Months Ended June 30, 1998 ...................................      6

          Consolidated  Statements  of Cash  Flows for the Six  Months
           Ended June 30, 1997 and 1998 ..................................     7

          Notes to Unaudited Consolidated Financial Statements ...........     8

          Analysis of Results of Operations ..............................    10


PART II.  OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K.............................    14

        Signature.........................................................    15

                           KDSM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                           DECEMBER 31,       JUNE 30,
                                                                                               1997             1998
                                                                                         ---------------   -------------
                                        ASSETS
CURRENT ASSETS:
    Cash .......................................................................            $     11          $      4
    Accounts receivable, net of allowance for doubtful accounts ................               2,150             1,661
    Dividends receivable from parent ...........................................               1,085             1,085
    Current portion of program contract costs ..................................                 988               571
    Prepaid expenses and other current assets ..................................                  33                12
    Deferred barter costs ......................................................                 100                59
                                                                                            --------          --------
           Total current assets ................................................               4,367             3,392
PROPERTY AND EQUIPMENT, net ....................................................               3,208             3,111
PROGRAM CONTRACT COSTS, less current portion ...................................                 925               572
INVESTMENT IN PARENT PREFERRED SECURITIES ......................................             206,200           206,200
DUE FROM PARENT ................................................................               2,673             5,587
OTHER ASSETS ...................................................................               7,757             6,851
ACQUIRED INTANGIBLE BROADCASTING ASSETS, net ...................................              33,410            32,893
                                                                                            --------          --------
           Total Assets ........................................................            $258,540          $258,606
                                                                                            ========          ========

                         LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Accounts payable ...........................................................            $     30          $    103
    Accrued liabilities ........................................................                 396               370
    Current portion of program contracts payable ...............................               1,612             1,216
    Deferred barter revenues ...................................................                 209               171
    Subsidiary trust minority interest expense payable .........................                 969               969
                                                                                            --------          --------
           Total current liabilities ...........................................               3,216             2,829
PROGRAM CONTRACTS PAYABLE ......................................................               1,241               812
DEFERRED STATE TAXES ...........................................................                 334               440
                                                                                            --------          --------
           Total liabilities ...................................................               4,791             4,081
                                                                                            --------          --------
COMMITMENTS AND CONTINGENCIES
COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF  SUBSIDIARY
    TRUST  HOLDING  SOLELY KDSM SENIOR DEBENTURES ..............................             200,000           200,000
                                                                                            --------          --------
STOCKHOLDER'S EQUITY:
    Common stock, $.01 par value, 1,000 shares authorized
        and 100 shares issued and outstanding ..................................                --                --
    Additional paid-in capital .................................................              51,149            51,149
    Retained earnings ..........................................................               2,600             3,376
                                                                                            --------          --------
           Total stockholder's equity ..........................................              53,749            54,525
                                                                                            --------          --------
           Total Liabilities and Stockholder's Equity ..........................            $258,540          $258,606
                                                                                            ========            ========



              The accompanying notes are an integral part of these
                       unaudited consolidated statements.

                           KDSM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                                        JUNE 30,                   JUNE 30,
                                                                                   ------------------          ----------------

REVENUES:                                                                          1997          1998          1997          1998
                                                                                 --------      --------      --------      --------
    Station broadcast revenues, net of agency commissions ..................     $  1,784      $  1,938      $  3,919      $  4,071
    Revenues realized from station barter arrangements .....................           64           128           142           274
                                                                                 --------      --------      --------      --------
           Total revenues ..................................................        1,848         2,066         4,061         4,345
                                                                                 --------      --------      --------      --------

OPERATING EXPENSES:
    Program and production .................................................          292           287           668           580
    Selling, general and administrative ....................................          502           607         1,240         1,341
    Expenses realized from station barter arrangements .....................           43           110            86           210
    Amortization of program contract costs and net
        realizable value adjustments .......................................          318           303           712           854
    Depreciation and amortization of property and equipment ................           85            94           170           186
    Amortization of acquired intangible broadcasting assets
        and other assets ...................................................          423           426           677           869
                                                                                 --------      --------      --------      --------
           Total operating expenses ........................................        1,663         1,827         3,553         4,040
                                                                                 --------      --------      --------      --------
           Broadcast operating income ......................................          185           239           508           305
                                                                                 --------      --------      --------      --------

OTHER INCOME (EXPENSE):
    Dividend and interest income ...........................................        6,490         6,605         7,845        13,216
    Subsidiary trust minority interest expense .............................       (5,797)       (5,813)       (7,007)      (11,625)
                                                                                 --------      --------      --------      --------
        Income before allocation of consolidated federal income
          taxes and state income taxes .....................................          878         1,031         1,346         1,896

ALLOCATION OF CONSOLIDATED FEDERAL INCOME TAXES ............................          267           341           409           638

STATE INCOME TAXES .........................................................          106            82           162           150
                                                                                 --------      --------      --------      --------

NET INCOME BEFORE EXTRAORDINARY ITEM .......................................          505           608           775         1,108

EXTRAORDINARY ITEM:
    Loss on early extinguishment of debt, net of income tax benefit
        of $221 ............................................................         --            (332)         --            (332)
                                                                                 --------      --------      --------      --------

NET INCOME .................................................................     $    505      $    276      $    775      $    776
                                                                                 ========      ========      ========      ========


              The accompanying notes are an integral part of these
                       unaudited consolidated statements.

                           KDSM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                 (IN THOUSANDS)

                                                            ADDITIONAL                        TOTAL
                                                COMMON        PAID-IN        RETAINED      STOCKHOLDER'S
                                                 STOCK        CAPITAL        EARNINGS         EQUITY
                                             ----------   ------------   -------------     -------------

BALANCE, December 31, 1997 .............     $        -   $     51,149    $      2,600     $      53,749
    Net income..........................              -              -             776               776
                                             ----------   ------------   -------------     -------------

BALANCE, June 30, 1998..................     $        -   $     51,149    $      3,376      $     54,525
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

                           KDSM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                                 ----------------
                                                                               1997            1998
                                                                             ---------       ---------
     CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income ....................................................     $     775       $     776
         Adjustments to reconcile net income to net cash flows from operating  activities -
             Extraordinary loss on early extinguishment of debt ........          --               553
             Depreciation and amortization of property and equipment ...           170             186
             Amortization of acquired intangible broadcasting assets and
               other assets ............................................           677             869
             Amortization of program contract costs and net realizable
                value adjustments ......................................           712             854
             Stock-based compensation ..................................          --                13
         Changes in assets and liabilities, net of effects of
          acquisitions and dispositions-
             Decrease in accounts receivable, net ......................           533             489
                  Increase in dividend receivable from parent ..........        (7,845)           --
             Decrease in prepaid expenses and other current assets .....            66              21
             (Decrease) increase in accounts payable and
                accrued liabilities ....................................          (322)             35
                  Increase in state deferred taxes .....................           162             106
             Net effect of change in deferred barter revenues
                and deferred barter costs ..............................             9               2
             Increase in subsidiary trust minority interest expense ....         7,007            --
               payable
             Net change in due from parent for operating activities ....          (301)         (1,523)
         Payments on program contracts payable .........................          (826)           (908)
                                                                             ---------       ---------
         Net cash flows from operating activities ......................           817           1,473
                                                                             ---------       ---------
     CASH FLOWS FROM INVESTING ACTIVITIES:
            Investment in Parent Preferred Securities ..................      (206,200)           --
         Payment for exercise of purchase option .......................        (1,576)           --
         Acquisition of property and equipment .........................          (164)            (89)
                                                                             ---------       ---------
         Net cash flows used in investing activities ...................      (207,940)            (89)
                                                                             ---------       ---------
     CASH FLOWS FROM FINANCING ACTIVITIES:
         Net change in due from parent for securities ..................          --            (1,391)
         Contributions of capital ......................................        13,776            --
         Net proceeds from subsidiary trust securities offering ........       193,350            --
                                                                             ---------       ---------
             Net cash flows from/(used in) financing activities ........       207,126          (1,391)
                                                                             ---------       ---------
     NET INCREASE (DECREASE) IN CASH AND CASH
         EQUIVALENTS ...................................................             3              (7)
     CASH AND CASH EQUIVALENTS, beginning of period ....................             3              11
                                                                             ---------       ---------
     CASH AND CASH EQUIVALENTS, end of period ..........................     $       6       $       4
                                                                             =========       =========
     SUPPLEMENTAL SCHEDULE OF NONCASH  INVESTING
         AND FINANCING ACTIVITIES:
         Parent preferred stock dividends ..............................     $    --         $  13,016
                                                                             =========       =========
         Subsidiary trust minority interest payments ...................     $    --         $  11,625
                                                                             =========       =========


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

INTERIM FINANCIAL STATEMENTS

The consolidated financial statements for the six months ended June 30, 1998 are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements as of December 31,1997 and for the year then ended and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, and cash flows for these periods.

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

PROGRAMMING

The Company has agreements with distributors for the rights to television programming over contract periods which generally run from one to seven years. Contract payments are made in installments over terms that are generally shorter than the contract period. Each contract is recorded as an asset and a liability at an amount equal to its gross contractual commitment when the license period begins and the program is available for its first showing. The portion of the program contracts payable within one year is reflected as a current liability in the accompanying consolidated balance sheets.

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

ANALYSIS OF RESULTS OF OPERATIONS

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

The following table sets forth certain operating data for six months ended June 30, 1997 and 1998:

OPERATING DATA (dollars in thousands):

                                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                       JUNE 30,                        JUNE 30,
                                                                  ------------------               ----------------
                                                                   1997           1998            1997            1998
                                                                   ----           ----            ----            ----
Net broadcast revenues (a)................................... $      1,784      $   1,938      $   3,919      $   4,071
Barter revenues .............................................           64            128            142            274
                                                                 ---------      ---------      ---------      ---------
Total revenues ..............................................        1,848          2,066          4,061          4,345
                                                                 ---------      ---------      ---------      ---------
Operating Costs (b) .........................................          794            894          1,908          1,921
Expenses from barter arrangements ...........................           43            110             86            210
Depreciation and amortization ...............................          826            823          1,559          1,909
                                                                 ---------      ---------      ---------      ---------
Broadcast operating income ..................................          185            239            508            305
Dividend and interest income (d) ............................        6,490          6,605          7,845         13,216
Subsidiary trust minority interest expense (e) ..............       (5,797)        (5,813)        (7,007)       (11,625)
                                                                 ---------      ---------      ---------      ---------
Net income before income taxes ..............................          878          1,031          1,346          1,896
Income taxes ................................................          373            423            571            788
                                                                 ---------      ---------      ---------      ---------
Net income before extraordinary item ........................          505            608            775          1,108
Extraordinary item ..........................................           --           (332)            --           (332)
                                                                 ---------      ---------      ---------      ---------
Net income................................................... $        505      $     276      $     775      $     776
                                                                  =========      =========      =========      =========

OTHER DATA:
    Broadcast cash flow (BCF) (f)............................ $        762      $     717      $   1,393      $   1,426
    BCF margin (g) ..........................................         42.7%          37.0%          35.5%          35.0%
    Adjusted EBITDA (h)...................................... $        699      $     670      $   1,241      $   1,306
    Adjusted EBITDA margin (g) ..............................         39.2%          34.6%          31.7%          32.1%
    Program contract payments................................ $        312      $     392      $     826      $     908
    Corporate management fees ...............................           63             47            152            120
    Capital expenditures ....................................          134             23            164             89
    Cash flows from operating activities ....................          236           (147)           817          1,473
    Cash flows from investing activities ....................       (1,710)           (23)      (207,940)           (89)
    Cash flows from financing activities ....................        1,479              7        207,126         (1,391)


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

f) "Broadcast cash flow" is defined as broadcast operating income plus corporate management fees, depreciation and amortization (including film amortization), less cash payments for program rights. Cash program payments represent cash payments made for current programs payable and do not necessarily correspond to program usage. The Company has presented broadcast cash flow data, which the Company believes are comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies. However, broadcast cash flow does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Management believes the presentation of broadcast cash flow (BCF) is relevant and useful because 1) BCF is a measurement utilized by lenders to measure the Company's ability to service its debt, 2) BCF is a measurement utilized by industry analysts to determine a private market value of the Company's television and radio stations and 3) BCF is a measurement industry analysts utilize when determining the operating performance of the Company. The Company's measurement of BCF may not be comparable to similarly titled measures reported by other companies within the broadcast industry.

g) "Broadcast cash flow margin" is defined as broadcast cash flow divided by net broadcast revenues. "Adjusted EBITDA margin" is defined as Adjusted EBITDA divided by net broadcast revenues.

h) "Adjusted EBITDA" is defined as broadcast cash flow less corporate expenses and is a commonly used measure of performance for broadcast companies. Adjusted EBITDA does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Management believes the presentation of Adjusted EBITDA is relevant and useful because 1) Adjusted EBITDA is a measurement utilized by lenders to measure the Company's ability to service its debt, 2) Adjusted EBITDA is a measurement utilized by industry analysts to determine a private market value of the Company's television and radio stations and 3) Adjusted EBITDA is a measurement industry analysts utilize when determining the operating performance of the Company. The Company's measurement of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies within the broadcast industry.


Net broadcast revenues increased to $4.1 million for the six months ended June 30, 1998 from $3.9 million for the six months ended June 30, 1997, or 5.1%. The increase in net broadcast revenues for the six months ended June 30, 1998 was primarily due to an increase in local revenues of approximately $234,000, or 8.2% offset by a decrease in national revenues of approximately $123,000, or 8.4%.

Operating costs for the six months ended June 30, 1998 remained consistent compared to the six months ended June 30, 1997.

Broadcast operating income for the six months ended June 30, 1998 decreased to $305,000 from $508,000 for the six months ended June 30, 1997, or 40.0%. The decrease in broadcast operating income for the six months ended June 30, 1998 was primarily attributable to an increase in amortization of intangible assets related to the HYTOPS issuance completed March 12, 1997 and an increase in the amortization of program contract costs. The Company added syndicated programs, which included Seinfeld and Frasier, during the third and fourth quarters of 1997.

Subsidiary trust minority interest expense increased to $11.6 million for the six months ended June 30, 1998 from $7.0 million for the six months ended June 30, 1997. The increase in subsidiary trust minority interest expense for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 was attributable to the HYTOPS being outstanding for a partial period during 1997.

Dividend and interest income increased to $13.2 million for the six months ended June 30, 1998 from $7.8 million for the six months ended June 30, 1997. The increase in dividend and interest income for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 was primarily attributable to the Parent Preferred Securities being outstanding for a partial period during 1997.

The income tax provision increased to $423,000 for the three months ended June 30, 1998 from $373,000 for the three months ended June 30, 1997. The increase in the income tax provision for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 is attributable to an increase in pre-tax income. The Company's effective tax rate for the six months ended June 30, 1998 and June 30, 1997 was 41.6% and 42.4%, respectively.

Deferred state taxes increased to $440,000 as of June 30, 1998 from $334,000 as of December 31, 1997. The increase in the Company's deferred tax liability as of June 30, 1998 as compared to December 31, 1997 is primarily due to pre-tax income for the six months ended June 30, 1998. Federal income taxes are allocated to the Company by Sinclair at the statutory rate, are considered payable currently and are reflected as an adjustment to Due to Parent in the Company's accompanying balance sheet.

Net income increased to $776,000 for the six months ended June 30, 1998 from $775,000 for the six months ended June 30, 1997.

Broadcast cash flow for the six months ended June 30, 1998 remained consistent compared to the six months ended June 30, 1997

Adjusted EBIITDA for the six months ended June 30, 1998 increased to $1.3 million from $1.2 million for the six months ended June 30, 1997, or 8.3%. The increase in adjusted EBITDA for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 resulted primarily from lower corporate management fees in the current period.

The Company's broadcast cash flow margin decreased to 35.0% for the six months ended June 30, 1998 from 35.5% for the six months ended June 30, 1997. The decrease in broadcast cash flow margin for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 resulted primarily from increases in program contract payments resulting from the addition of syndicated program contracts during the third and fourth quarters of 1997.

The Company's adjusted EBITDA margin increased to 32.1% for the six months ended June 30, 1998 from 31.7% for the six months ended June 30, 1997. The increase in adjusted EBITDA margin for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 resulted primarily from a decrease in the corporate management fees in the current period.

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

     27 Financial Data Schedule

(B)  REPORTS ON FORM 8-K

     NONE.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized in the city of Baltimore, Maryland on the 14th day of August.

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