Form 10-Q
period 1998-09-30
KDSM INC
filed 1998-11-16
CIK 1039583

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       [X]    SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

                                       OR

      [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________.

                    Commission File Number: ________________

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

                           ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

As of November 16, 1998, there were 100 shares of Common Stock, $.01 par value of KDSM, Inc., issued and outstanding and 2,000,000 shares of $200 million aggregate liquidation value of 11 5/8% High Yield Trust Offered Preferred Securities of Sinclair Capital, a subsidiary trust of KDSM, Inc., issued and outstanding.

THE REGISTRANTS EACH MEET THE CONDITIONS FOR REDUCED DISCLOSURE SET FORTH IN GENERAL INSTRUCTION H (1)(A) AND (B) OF FORM 10-Q AND ARE THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                           KDSM, INC. AND SUBSIDIARIES

                                    Form 10-Q
                    For the Quarter Ended September 30, 1998


                                TABLE OF CONTENTS


                                                                                              Page
                                                                                              ----
PART I. FINANCIAL INFORMATION

    Item 1.     Consolidated Financial Statements

        Consolidated Balance Sheets as of December 31, 1997 and
               September 30, 1998.............................................................   4

        Consolidated Statements of Operations for the Three Months and Nine Months
               Ended September 30, 1997 and 1998..............................................   5

        Consolidated Statement of Stockholder's Equity for the Nine Months
               Ended September 30, 1998.......................................................   6

        Consolidated Statements of Cash Flows for the Nine Months
               Ended September 30, 1997 and 1998..............................................   7

        Notes to Unaudited Consolidated Financial Statements..................................   8

    Item 2.    Management's Discussion and Analysis of Results of Operations..................  10


PART II.  OTHER INFORMATION

    Item 6.    Exhibits and Reports on Form 8-K...............................................  13

        Signature.............................................................................  14


                           KDSM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                       DECEMBER 31,     SEPTEMBER 30,
                                                                                           1997              1998
                                                                                     ---------------    -------------
                                         ASSETS

CURRENT ASSETS:
    Cash............................................................................      $         11    $       14
    Accounts receivable, net of allowance for doubtful accounts.....................             2,150         1,599
    Dividends receivable from parent................................................             1,085         1,085
    Current portion of program contract costs.......................................               988         1,244
    Prepaid expenses and other current assets.......................................                33            34
    Deferred barter costs ..........................................................               100            36
                                                                                          ------------    ----------
           Total current assets.....................................................             4,367         4,012
PROPERTY AND EQUIPMENT, net.........................................................             3,208         3,106
PROGRAM CONTRACT COSTS, less current portion........................................               925           664
INVESTMENT IN PARENT PREFERRED SECURITIES...........................................           206,200       206,200
DUE FROM PARENT ....................................................................             2,673         6,556
OTHER ASSETS                                                                                     7,757         6,692
ACQUIRED INTANGIBLE BROADCASTING ASSETS, net........................................            33,410        32,635
                                                                                          ------------    ----------
           Total Assets ............................................................      $    258,540    $  259,865
                                                                                          ============    ==========

                          LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Accounts payable................................................................      $         30    $       21
    Accrued liabilities.............................................................               396           266
    Current portion of program contracts payable....................................             1,612         1,687
    Deferred barter revenues........................................................               209           133
    Subsidiary trust minority interest expense payable..............................               969           969
                                                                                          ------------    ----------
           Total current liabilities................................................             3,216         3,076
PROGRAM CONTRACTS PAYABLE...........................................................             1,241         1,260
DEFERRED STATE TAXES                                                                               334           507
                                                                                          ------------    ----------
           Total liabilities........................................................             4,791         4,843
                                                                                          ------------    ----------
COMMITMENTS AND CONTINGENCIES
COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF  SUBSIDIARY
    TRUST  HOLDING  SOLELY KDSM SENIOR DEBENTURES ..................................           200,000       200,000
                                                                                          ------------    ----------
STOCKHOLDER'S EQUITY:
    Common stock, $.01 par value, 1,000 shares authorized
        and 100 shares issued and outstanding.......................................                 -             -
    Additional paid-in capital......................................................            51,149        51,149
    Retained earnings...............................................................             2,600         3,873
                                                                                          ------------    ----------
           Total stockholder's equity...............................................            53,749        55,022
                                                                                          ------------    ----------
           Total Liabilities and Stockholder's Equity...............................      $    258,540    $  259,865
                                                                                          ============    ==========

              The accompanying notes are an integral part of these
                       unaudited consolidated statements.

                           KDSM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                         SEPTEMBER 30,               SEPTEMBER 30,
                                                                       ---------------------   ----------------------
                                                                            1997      1998       1997        1998
                                                                            ----      ----       ----         ----
 REVENUES:
     Station broadcast revenues, net of agency commissions...........    $ 1,765   $  1,820   $   5,684    $   5,891
     Revenues realized from station barter arrangements..............         82         93         224          367
                                                                         -------  ---------   ---------    ---------
            Total revenues...........................................      1,847      1,913       5,908        6,258
                                                                         -------  ---------   ---------    ---------

 OPERATING EXPENSES:
     Program and production..........................................        221        235         889          815
     Selling, general and administrative.............................        622        667       1,862        2,008
     Expenses realized from station barter arrangements..............         60         52         146          262
     Amortization of program contract costs and net
         realizable value adjustments................................        324        387       1,036        1,241
     Depreciation and amortization of property and equipment.........         92         96         262          282
     Amortization of acquired intangible broadcasting assets
         and other assets............................................        464        418       1,141        1,840
                                                                         -------  ---------   ---------    ---------
            Total operating expenses.................................      1,783      1,855       5,336        6,448
                                                                         -------  ---------   ---------    ---------
            Broadcast operating income (loss)........................         64         58         572         (190)
                                                                         -------  ---------   ---------    ----------
 OTHER INCOME (EXPENSE):
     Dividend and interest income....................................      6,513      6,603      14,390       19,819
     Subsidiary trust minority interest expense......................     (5,813)    (5,813)    (12,852)     (17,438)
                                                                        -------- ----------  ----------   ----------
            Income before allocation of consolidated federal income
 taxes and state income taxes........................................        764        848       2,110        2,191

 ALLOCATION OF CONSOLIDATED FEDERAL INCOME TAXES.....................        258        284         667          745
 STATE INCOME TAXES..................................................         91         67         253          173
                                                                        --------  ---------   ---------    ---------
 NET INCOME..........................................................  $     415  $     497   $   1,190    $   1,273
                                                                        ========  =========   =========    =========

              The accompanying notes are an integral part of these
                       unaudited consolidated statements.

                           KDSM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                 (IN THOUSANDS)

                                                      ADDITIONAL                   TOTAL
                                             COMMON     PAID-IN    RETAINED   STOCKHOLDER'S
                                              STOCK     CAPITAL    EARNINGS       EQUITY
                                              -----     -------    --------       ------

BALANCE, December 31, 1997 .............      $     -    $ 51,149   $  2,600     $53,749
    Net income..........................            -           -      1,273       1,273
                                              -------    --------  ---------     -------

BALANCE, September 30, 1998.............      $     -    $ 51,149   $  3,873     $55,022
                                              =======    ========   ========      ======


               The accompanying notes are an integral part of this
                        unaudited consolidated statement.

                           KDSM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                                -------------------
                                                                                  1997        1998
                                                                                  ----         ----
   CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income........................................................      $  1,190     $  1,273
       Adjustments to reconcile net income to net cash flows from operating activities -
           Depreciation and amortization of property and equipment.......           262          282
           Amortization of acquired intangible broadcasting assets and
              other  assets..............................................         1,141        1,840
           Amortization of program contract costs and net realizable
              value adjustments..........................................         1,036        1,241
       Changes in assets and liabilities, net of effects of acquisitions and dispositions-
           Decrease in accounts receivable, net..........................           607          551
           Increase in dividend receivable from parent...................        (1,157)           -
           (Increase) decrease in prepaid expenses and other current
                assets...................................................            60           (1)
           Decrease in accounts payable and accrued liabilities .........          (377)        (139)
           Increase in state deferred taxes .............................           253          173
           Net effect of change in deferred barter revenues
              and deferred barter costs..................................            15          (12)
           Increase in subsidiary trust minority interest expense payable         1,033            -
       Payments on program contracts payable.............................        (1,036)      (1,142)
                                                                              ----------  ------------
       Net cash flows from operating activities............................       3,027        4,066
                                                                              -----------  -----------
   CASH FLOWS FROM INVESTING ACTIVITIES:
       Investment in Parent Preferred Securities ..........................    (206,200)           -
       Payment for exercise of purchase option.............................      (1,576)           -
       Acquisition of property and equipment...............................        (180)        (180)
                                                                              ----------- ------------
       Net cash flows used in investing activities.........................    (207,956)        (180)
                                                                              ----------- ------------
   CASH FLOWS FROM FINANCING ACTIVITIES:
       Contributions of capital............................................      13,776            -
       Net change in due from parent.....................................        (1,696)      (3,883)
       Net proceeds from subsidiary trust securities offering ............      192,849            -
                                                                              -----------  -----------
           Net cash flows from/(used in) financing activities..............     204,929       (3,883)
                                                                              -----------  -----------
   NET INCREASE IN CASH ....................................................          -            3
   CASH, beginning of period...............................................           3           11
                                                                              -----------  -----------
   CASH, end of period.....................................................   $       3      $    14
                                                                              ===========   ==========
   SUPPLEMENTAL CASH FLOW INFORMATION:
       Parent preferred stock dividend payments............................   $   13,233     $19,525
                                                                              ===========   ==========
       Subsidiary trust minority interest payments.........................   $   11,819     $17,438
                                                                              ===========   ==========

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

INTERIM FINANCIAL STATEMENTS

The consolidated financial statements for the nine months ended September 30, 1998 are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements as of December 31, 1997 and for the year then ended and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, and cash flows for these periods.

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

RECLASSIFICATIONS

Certain   reclassifications  have  been  made  to  the  prior  period  financial statements to conform with the current period presentation.

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

3.   COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED
     SECURITIES OF TRUST:

In March 1997, the Company completed an offering of $200 million aggregate liquidation value of 11 5/8% High Yield Trust Offered Preferred Securities (the "HYTOPS") of Sinclair Capital, a subsidiary trust of the Company. The HYTOPS were issued March 12, 1997, mature March 15, 2009, are mandatorily redeemable at maturity, and provide for quarterly distributions to be paid in arrears that began June 15, 1997. The Company utilized the proceeds of the offering combined with other capital contributions to acquire $206.2 million of 12 5/8% Series C Preferred Stock (the "Parent Preferred Securities") of Sinclair.

4.   PARENT PREFERRED SECURITIES:

In March 1997, the Company utilized the proceeds of the HYTOPS combined with other capital contributions to acquire $206.2 million of 12 5/8% Parent Preferred Securities, issued by Sinclair. The Parent Preferred Securities were issued March 12, 1997, mature March 15, 2009, are mandatorily redeemable at maturity, and provide for quarterly distributions to be paid in arrears that began June 15, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

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

The following table sets forth certain operating data for the three months and nine months ended September 30, 1997 and 1998:

OPERATING DATA (dollars in thousands):

                                                                THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                   SEPTEMBER 30,           SEPTEMBER 30,
                                                                 -----------------      -------------------
                                                                 1997       1998       1997         1998
                                                                 ----       ----       ----         ----
Net broadcast revenues (a)...................................  $  1,765   $   1,820   $  5,684    $  5,891
Barter revenues...............................................       82          93        224         367
                                                                -------   ---------  ---------    --------
Total revenues................................................    1,847       1,913      5,908       6,258
                                                                -------   ---------  ---------    --------
Operating Costs (b)...........................................      843         902      2,751       2,823
Expenses from barter arrangements.............................       60          52        146         262
Depreciation and amortization (c).............................      880         901      2,439       3,363
                                                                -------   ---------  ---------    --------
Broadcast operating income (loss).............................       64          58        572        (190)
Dividend and interest income (d)..............................    6,513       6,603     14,390      19,819
Subsidiary trust minority interest expense (e)................   (5,813)     (5,813)   (12,852)    (17,438)
                                                                --------  ---------- ----------   ---------
Net income before income taxes................................      764         848      2,110       2,191
Income taxes..................................................     (349)       (351)      (920)       (918)
                                                                --------  ---------- ----------   ---------
Net income...................................................  $    415   $     497   $  1,190    $  1,273
                                                               ========   =========  =========    ========

OTHER DATA:
    Broadcast cash flow (BCF) (f)............................  $    860   $     879   $  2,253    $  2,318
    BCF margin (g)                                                 48.7%       48.3%     39.6%       39.3%
    Adjusted EBITDA (h)......................................  $    734   $     730   $  1,975    $  2,049
    Adjusted EBITDA margin (g)................................     41.6%       40.1%     34.7%       34.8%
    Program contract payments................................  $    210   $     234   $  1,036    $  1,142
    Corporate management fees.................................      126         149        278         269
    Capital expenditures......................................       16          91        180         180
    Cash flows from operating activities......................    1,909       1,070      3,027       4,066
    Cash flows from investing activities......................      (16)        (91)  (207,956)       (180)
    Cash flows from financing activities......................   (1,896)       (969)   204,929      (3,883)

-----------------
a) "Net broadcast revenue" is defined as broadcast revenue net of agency commissions.

b) "Operating costs" include program and production expenses, selling, general and administrative expenses and stock-based compensation.

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

f) "Broadcast cash flow" is defined as broadcast operating income plus corporate management fees, depreciation and amortization (including film amortization), stock-based compensation, less cash payments for program rights. Cash program payments represent cash payments made for current programs payable and do not necessarily correspond to program usage. The Company has presented broadcast cash flow data, which the Company believes are comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies. However, broadcast cash flow does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Management believes the presentation of broadcast cash flow
     (BCF) is relevant and useful because 1) BCF is a measurement utilized by lenders to measure the Company's ability to service its debt, 2) BCF is a measurement utilized by industry analysts to determine a private market value of the Company's television and radio stations and 3) BCF is a measurement industry analysts utilize when determining the operating performance of the Company. The Company's measurement of BCF may not be comparable to similarly titled measures reported by other companies within the broadcast industry.

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

Net broadcast revenues for the three months ended September 30, 1998 remained consistent compared to the three months ended September 30, 1997. Net broadcast revenues increased to $5.9 million for the nine months ended September 30, 1998 from $5.7 million for the nine months ended September 30, 1997, or 3.5%. The increase in net broadcast revenues for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 was primarily due to an increase in local revenues of approximately $284,000, or 7.8% offset by a decrease in national revenues of approximately $158,000, or 8.7%.

Operating costs increased to $902,000 for the three months ended September 30, 1998 from $843,000 for the three months ended September 30, 1997, or 7.0%. Operating costs for the nine months ended September 30, 1998 remained consistent compared to the nine months ended September 30, 1997. The increase in operating costs for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 was primarily due to incremental expenses associated with an increase in local revenues and an increase in corporate management fees of approximately $23,000, or 18.3%.

Broadcast  operating  income  for the three  months  ended  September  30,  1998 remained consistent compared to the three months ended September 30, 1997. Broadcast operating loss for the nine months ended September 30, 1998 increased to $190,000 from broadcast operating income of $572,000 for the nine months ended September 30, 1997. The increase in broadcast operating loss for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 was primarily attributable to an increase in amortization of intangible assets related to the HYTOPS issuance completed March 12, 1997, an increase in the amortization of program contract costs from the addition of syndicated programs and the writeoff of certain intangible assets.

Dividend and interest income for the three months ended September 30, 1998 remained consistent compared to the three months ended September 30, 1997. Dividend and interest income increased to $19.8 million for the nine months ended September 30, 1998 from $14.4 million for the nine months ended September 30, 1997, or 37.5%. The increase in dividend and interest income for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 was primarily attributable to the Parent Preferred Securities being outstanding for a partial period during 1997.

Subsidiary trust minority interest expense for the three months ended September 30, 1998 remained consistent compared to the three months ended September 30, 1997. Subsidiary trust minority interest expense increased to

$17.4 million for the nine months ended September 30, 1998 from $12.9 million for the nine months ended September 30, 1997, or 34.9%. The increase in subsidiary trust minority interest expense for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 was attributable to the HYTOPS being outstanding for a partial period during 1997.

The income tax provision for the three and nine months ended September 30, 1998 remained consistent compared to the three and nine months ended September 30, 1997. The Company's effective tax rate for the nine months ended September 30, 1998 and September 30, 1997 was 41.9% and 43.6%, respectively.

Deferred state taxes increased to $507,000 as of September 30, 1998 from $334,000 as of December 31, 1997. The increase in the Company's deferred tax liability as of September 30, 1998 as compared to December 31, 1997 is due to a net increase in temporary differences generated during the current period. Federal income taxes are allocated to the Company by Sinclair at the statutory rate, are considered payable currently and are reflected as an adjustment to Due to Parent in the Company's accompanying balance sheets.

Net income increased to $497,000 for the three months ended September 30, 1998 from $415,000 for the three months ended September 30, 1997. Net income increased to $1.3 million for the nine months ended September 30, 1998 from $1.2 million for the nine months ended September 30, 1997. Net income increased for the three and nine months ended September 30, 1998 as compared to the three and nine months ended September 30, 1997 due to an increase in dividend and interest income offset by a decrease in broadcast operating income and an increase in subsidiary trust minority interest expense.

Broadcast cash flow for the three and nine months ended September 30, 1998 remained consistent compared to the three and nine months ended September 30, 1997.

Adjusted EBITDA for the three and nine months ended September 30, 1998 remained consistent compared to the three and nine months ended September 30, 1997.

The Company's broadcast cash flow margin decreased to 48.3% for the three months ended September 30, 1998 from 48.7% for the three months ended September 30, 1997. The Company's broadcast cash flow margin decreased to 39.3% for the nine months ended September 30, 1998 from 39.6% for the nine months ended September 30, 1997. The decrease in broadcast cash flow margin for the three months and nine months ended September 30, 1998 as compared to the three and nine months ended September 30, 1997 resulted primarily from increases in program contract payments as a percentage of net broadcast revenues.

The Company's adjusted EBITDA margin decreased to 40.1% for the three months ended September 30, 1998 from 41.6% for the three months ended September 30, 1997. The decrease in adjusted EBITDA margin for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 resulted primarily from the addition of syndicated program contracts and an increase in the corporate management fees in the current period. The Company's adjusted EBITDA margin for the nine months ended September 30, 1998 remained consistent compared to the nine months ended September 30, 1997.

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

    27  Financial Data Schedule

(B) REPORTS ON FORM 8-K

    NONE.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized in the city of Baltimore, Maryland on the 16th day of November, 1998.

                                        KDSM, INC.

                                        by:      /s/  David B. Amy
                                        ----------------------------------------
                                                 David B. Amy
                                                 Chief Financial Officer
                                                 Principal Accounting Officer