Form 10-Q/A
period 1998-09-30
KDSM INC
filed 1999-01-15
CIK 1039583

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                AMENDMENT NO. 1

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

Item 2 of the Company's Form 10-Q for the quarter ended September 30, 1998 is hereby amended by deleting it in its entirety and replacing it with the following:


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

YEAR 2000 COMPLIANCE

The Company's parent (Sinclair Broadcast Group, Inc., or "Sinclair") has commenced a process to assure Year 2000 compliance of all hardware, software, broadcast equipment and ancillary equipment of Sinclair that are date dependent, including the Company's systems and equipment. The process involves four phases:

Phase I - Inventory and Data Collection. This phase involves an identification of all items that are date dependent. Sinclair commenced this phase in the second quarter of 1998, and has substantially completed this phase as of the date hereof.

Phase II - Compliance Requests. This phase involves requests to information technology systems vendors for verification that the systems identified in Phase I are Year 2000 compliant. Sinclair will identify and begin to replace items that cannot be updated or certified as compliant. Sinclair has completed the compliance request phase of its plan as of the date hereof. In addition, Sinclair has verified that its (and the Company's) accounting, traffic, payroll, and local and wide area network hardware and software systems are compliant. In addition, Sinclair has determined that substantially all of its (and the Company's) personal computers and PC applications are compliant. Sinclair is currently reviewing its (and the Company's) newsroom systems, building control systems, security systems and other miscellaneous systems.

Phase III - Test, Fix and Verify. This phase involves testing all items that are date dependent and upgrading all non-compliant devices. Sinclair expects to complete this phase during the first and second quarters of 1999.

Phase IV - Final Testing, New Item Compliance. This phase involves review of all inventories for compliance and retesting as necessary. During this phase, all new equipment will be tested for compliance. Sinclair expects to complete this phase by the end of the third quarter of 1999.

To date, the Company believes that its major systems are Year 2000 compliant. This substantial compliance has been achieved without the need to acquire new hardware, software or systems other than in the ordinary course of replacing such systems. The Company is not aware of any non-compliance that would be material to repair or replace or that would have a material effect on its business if compliance were not achieved. The Company does not believe that non-compliance in any systems that have not yet been reviewed would result in material costs or disruption. Neither is the Company aware of any non-compliance by its customers or suppliers that would have a material impact on its business. Nevertheless, there can be no assurance that unanticipated non-compliance will not occur, and such non-compliance could require material costs to repair or could cause material disruptions if not repaired.

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