Form 10-K
period 1998-12-31
KDSM INC
filed 1999-03-31
CIK 1039583

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



 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998        COMMISSION FILE NUMBER: 333-26427-01


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

Indicate by check mark whether the registrant (1) has filed all reports required to be files by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 25, 1999, there are 100 shares of Class A Common stock, $.01 par value of KDSM, Inc., issued and outstanding.

In addition, 2,000,000 shares of $200 million aggregate liquidation value of 11 5/8% High Yield Trust Offered Preferred Securities of Sinclair Capital, a subsidiary trust of KDSM, Inc., are issued and outstanding.
================================================================================

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


ITEM 1. BUSINESS

     KDSM, Inc., which is collectively referred to hereafter as "the Company" or "KDSM", is an indirect wholly owned subsidiary of Sinclair Broadcast Group, Inc. ("Sinclair"), which owns all of the assets related to the operation of television station KDSM.

     KDSM, Channel 17, is located in Des Moines, the state capital of Iowa. The Des Moines market is currently served by five commercial television stations, all of which are network affiliated. KDSM, the Fox affiliate, is pursuing a counter-programming strategy against the other network affiliates designed to attract additional audience share in demographic groups not served by programming on competing stations. KDSM also has a program license agreement with UPN and carries programming from UPN including "Star Trek: Voyager" and such successful syndicated products as "Seinfeld," "Frasier," "Home Improvement," "Mad About You" and "The Simpsons."

     The following table sets forth certain market revenue, size and audience share information for the Des Moines DMA:





                                                             YEAR ENDED DECEMBER 31,
                                                   -------------------------------------------
                                                       1996            1997           1998
                                                   ------------   -------------   ------------
                                                             (DOLLARS IN THOUSANDS)
Market revenue .................................    $  41,988        $39,944       $  44,699
Annual market revenue growth/(decline) .........         10.2%          (4.9%)          11.9%
Station rank within market .....................            3              4               3
Television homes ...............................      373,630        383,000         388,000
KDSM audience share ............................          8.3%           7.3%            7.3%

     KDSM had station broadcast revenues of $8.4 million and broadcast cash flow of $3.7 million in 1998.

     The principal office of KDSM is located at 2000 W. 41st Street, Baltimore, MD 21211 and its telephone number is 410-467-5005.


SINCLAIR CAPITAL

     Sinclair Capital is a special purpose statutory business trust created under Delaware law pursuant to (i) a trust agreement executed by KDSM as depositor for the Trust, First Union National Bank of Maryland, as Property Trustee (the "Property Trustee") and First Union Bank of Delaware as Delaware Trustee (the "Delaware Trustee"), and (ii) the filing of a certificate of trust with the Delaware Secretary of State. The Property Trustee acts as sole trustee under the Trust Agreement for the purposes of compliance with the Trust Indenture Act. The Trust exists for the exclusive purposes of (i) issuing the Preferred Securities and the Common Securities, representing undivided beneficial interests in the assets of the Trust, (ii) purchasing the KDSM Senior Debentures with the proceeds from sale of the Preferred

Securities and the Common Securities and (iii) engaging in only those other activities necessary or incidental thereto. All of the Common Securities of Sinclair Capital, are owned by KDSM and KDSM has agreed in the KDSM Senior Debenture Indenture to maintain such ownership. KDSM acquired Common Securities having an aggregate liquidation amount equal to 3% of the total capital of the Trust. The Trust has a term expiring in 2015, but may terminate earlier as provided in the Trust Agreement. The Trust's business affairs will be conducted by the Property Trustee, the Delaware Trustee and the Administrative Trustee. The holder of the Common Securities, or the holders of at least a majority in the aggregate Liquidation Value of then outstanding Preferred Securities if an Event of Default has occurred and is continuing, will be entitled to appoint, remove or replace the Trustees of the Trust.

     The duties and obligations of the Trustees are governed by the Trust Agreement. David D. Smith and David B. Amy, each an officer of Sinclair, were appointed as administrative trustees of the Trust (in such capacity, the "Administrative Trustees") pursuant to the terms of the Trust Agreement. Under the Trust Agreement, the Administrative Trustees have certain duties and powers including, but not limited to, the delivery of certain notices to the holders of the Preferred Securities, the appointment of the Preferred Securities Paying Agent and the Preferred Securities Registrar (as defined under "Description of the Preferred Securities--Registrar and Transfer Agent"), the registering of transfers of the Preferred Securities and the Common Securities and preparing and filing on behalf of the Trust all United States federal, state and local tax information and returns and reports required to be filed by or in respect of the Trust. Under the Trust Agreement, the Property Trustee has certain duties and powers, including, but not limited to, holding legal title to the KDSM Senior Debentures on behalf of the Trust, the collection of payments in respect of the KDSM Senior Debentures, maintenance of the Payment Account (as defined in the Trust Agreement), the sending of default notices with respect to the Preferred Securities and the distribution of the assets of the Trust in the event of a winding-up of the Trust.


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

     Children's Programming. The Company seeks to be a leader in children's programming in its designated market area ("DMA"). KDSM carries the Fox Children's Network ("FCN"), which includes significant amounts of animated programming throughout the week. In addition to this animated programming, the Company broadcasts other forms of children's programming, which may be produced by the Company or by Fox or supplied by a syndicated programmer.

     Counter-Programming. The Company's programming strategy on its Fox station also includes "counter-programming," which consists of broadcasting programs that are alternatives to the types of programs being shown concurrently on competing stations. This strategy is designed to attract additional audience share in demographic groups not served by concurrent programming on competing stations. The Company believes that implementation of this strategy enables its station to achieve competitive rankings in households in the 18-49 and 25-54 demographics and to offer greater diversity of programming in its DMA.

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

Control of Operating and Programming Costs

     By employing a disciplined approach to managing programming acquisition and other costs, Sinclair has been able to achieve operating margins that Sinclair believes are among the highest in the television broadcast industry. Sinclair has sought and will continue to seek to acquire quality programming for prices at or below prices paid in the past which directly affects KDSM. As an owner or provider of programming services to 57 stations in 36 DMAs reaching approximately 26% of U.S. television households, Sinclair believes that it is able to negotiate favorable terms for the acquisition of programming. Moreover, Sinclair emphasizes control of KDSM's programming and operating costs through program-specific profit analysis, detailed budgeting, tight control over staffing levels and detailed long-term planning models.

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

Community Involvement

     KDSM actively participates in various community activities and offers many community services. KDSM's activities include broadcasting programming of local interest and sponsorship of community and charitable events. The Company also encourages its station employees to become active members of their communities and to promote involvement in community and charitable affairs. The Company believes that active community involvement by its station provides increased exposure in their DMA and ultimately increases viewership and advertising support.

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

     License Grant and Renewal. Television stations operate pursuant to broadcasting licenses that are granted by the FCC for maximum terms of eight years and are subject to renewal upon application to the FCC. During certain periods when renewal applications are pending, petitions to deny license renewals can be filed by interested parties, including members of the public. The FCC will generally grant a renewal application if it finds: (i) that the station has served the public interest, convenience and necessity; (ii) that there have been no serious violations by the licensee of the Communications Act or the rules and regulations of the FCC; and (iii) that there have been no other violations by the licensee of the Communications Act or the rules and regulations of the FCC that, when taken together, would constitute a pattern of abuse.

     KDSM's FCC license will expire on February 1, 2006. Although renewal of license is granted in the vast majority of cases even when petitions to deny are filed, there can be no assurance that the licenses of such stations will be renewed.

Ownership Matters
-----------------

GENERAL

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

     To obtain the FCC's prior consent to assign a broadcast license or transfer control of a broadcast licensee, appropriate applications must be filed with the FCC. If the application involves a "substantial change" in ownership or control, the application must be placed on public notice for a period of approximately 30 days during which petitions to deny the application may be filed by interested parties, including members of the public. If the application does not involve a "substantial change" in ownership or control, it is a "pro forma" application. The "pro forma" application is not subject to petitions to deny or a mandatory waiting period, but is nevertheless subject to having informal objections filed against it.

If the FCC grants an assignment or transfer application, interested parties have approximately 30 days from public notice of the grant to seek reconsideration or review of the grant. Generally, parties that do not file initial petitions to deny or informal objections against the application face difficulty in seeking reconsideration or review of the grant. The FCC normally has approximately an additional 10 days to set aside such grant on its own motion. When passing on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer to any party other than the assignee or transferee specified in the application.

     The FCC generally applies its ownership limits to "attributable" interests held by an individual, corporation, partnership or other association. In the case of corporations holding, or through subsidiaries controlling, broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation's stock (or 10% or more of such stock in the case of insurance companies, investment companies and bank trust departments that are passive investors) are generally attributable, except that, in general, no minority voting stock interest will be attributable if there is a single holder of more than 50% of the outstanding voting power of the corporation. The FCC has a pending rulemaking proceeding that, among other things, seeks comment on whether the FCC should modify its attribution rules by (i) raising the attribution stock benchmark from 5% to 10%;
(ii) raising the attribution stock benchmark for passive investors from 10% to 20%; (iii) restricting the availability of the single majority shareholder exemption; and (iv) attributing certain interests such as non-voting stock, debt and certain holdings by limited liability corporations in certain circumstances. More recently, the FCC has solicited comment on proposed rules that would (i) treat an otherwise nonattributable equity or debt interest in a licensee as an attributable interest where the interest holder is a program supplier or the owner of a broadcast station in the same market and the equity and/or debt holding is greater than a specified benchmark; (ii) treat a licensee of a television station which, under an LMA, brokers more than 15% of the time on another television station serving the same market, as having an attributable interest in the brokered station; and (iii) in certain circumstances, treat the licensee of a broadcast station that sells advertising time on another station in the same market pursuant to a JSA as having an attributable interest in the station whose advertising is being sold. The Company cannot predict the outcome of this proceeding or how it will affect the business.

     Under its "cross-interest" policy, the FCC considers certain "meaningful" relationships among competing media outlets in the same market, even if the ownership rules do not specifically prohibit the relationship. Under this policy, the FCC may consider significant equity interests combined with an attributable interest in a media outlet in the same market, joint ventures, and common key employees among competitors. The cross-interest policy does not necessarily prohibit all of these interests, but requires that the FCC consider whether, in a particular market, the "meaningful" relationships between competitors could have a significant adverse effect upon economic competition and program diversity. Heretofore, the FCC has not applied its cross-interest policy to LMAs and JSAs between broadcast stations. In its ongoing rulemaking proceeding concerning the attribution rules, the FCC has sought comment on, among other things, (i) whether the cross-interest policy should be applied only in smaller markets, and (ii) whether non-equity financial relationships such as debt, when combined with multiple business interrelationships such as LMAs and JSAs, raise concerns under the cross-interest policy. Moreover, in its most recent proposals in its ongoing attribution rulemaking proceeding, the FCC has proposed treating television LMAs, television and radio JSAs, and presently nonattributable debt or equity interests as attributable interests in certain circumstances without regard to the cross-interest policy. The Company cannot predict the outcome of this rulemaking.

     The Communications Act prohibits the issuance of broadcast licenses to, or the holding of a broadcast license by, any corporation of which more than 20% of the capital stock is owned of record or voted by non-U.S. citizens or their representatives or by a foreign government or a representative thereof, or by any corporation organized under the laws of a foreign country (collectively, "Aliens"). The Communications Act also authorizes the FCC, if the FCC determines that it would be in the public interest, to prohibit the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by Aliens. The Company has been advised that the FCC staff has interpreted this provision to require a finding that such grant or holding would be in the public interest before a broadcast license may be granted to or held by any such corporation and that the FCC staff has made such a finding only in limited circumstances. The FCC has issued interpretations of existing law under which these restrictions in modified form apply to other forms of business organizations, including partnerships. As a result of these provisions, the licenses granted to Subsidiaries of the Company by the FCC could be revoked if, among other restrictions imposed by the FCC, more than 25% of the Company's stock were directly or indirectly owned or voted by Aliens.

TELEVISION

     National Ownership Rule. Pursuant to the 1996 Act no individual or entity may have an attributable interest in television stations reaching more than 35% of the national television viewing audience. Historically, VHF stations have shared a larger portion of the market than UHF stations. Therefore, only half of the households in the market area of any UHF station are included when calculating whether an entity or individual owns television stations reaching more than 35% of the national television viewing audience. KDSM is a UHF station.

     Duopoly Rule. On a local level, the television "duopoly" rule generally prohibits a single individual or entity from having an attributable interest in two or more television stations with overlapping Grade B service areas. While the 1996 Act did not eliminate the TV duopoly rule, it did direct the FCC to initiate a rulemaking proceeding to determine whether to retain, modify, or eliminate the rule. The FCC has pending a rulemaking proceeding in which it has proposed, among other options, to modify the television duopoly rule to permit the common ownership of television stations in different DMAs, so long as the Grade A signal contours of the stations do not overlap. Pending resolution of its rulemaking proceeding, the FCC has adopted an interim waiver policy that permits the common ownership of television stations in different DMAs with no overlapping Grade A signal contours, conditioned on the final outcome of the rulemaking proceeding. The FCC has also sought comment on whether common ownership of two television stations in a market should be permitted (i) where one or more of the commonly owned stations is UHF, (ii) where one of the stations is in bankruptcy or has been off the air for a substantial period of time and (iii) where the commonly owned stations have very small audience or advertising shares, are located in a very large market, and/or a specified number of independently owned media voices would remain after the acquisition. The Company cannot predict the outcome of the proceeding in which such changes are being considered.

OTHER OWNERSHIP MATTERS

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

     Antitrust Regulation. The DOJ and the Federal Trade Commission have increased their scrutiny of the television industry since the adoption of the 1996 Act, and have indicated their intention to review matters related to the concentration of ownership within markets (including LMAs and JSAs) even when the ownership or LMA or JSA in question is permitted under the laws administered by the FCC or by FCC rules and regulations. For instance, the DOJ has for some time taken the position that an LMA entered into in anticipation of a station's acquisition with the proposed buyer of the station constitutes a change in beneficial ownership of the station which, if subject to filing under the HSR Act, cannot be implemented until the waiting period required by that statute has ended or been terminated.

     Radio/Television Cross-Ownership Rule. The FCC's radio/television cross-ownership rule (the "one to a market" rule) generally prohibits a single individual or entity from having an attributable interest in a television station and a radio station serving the same market. However, in each of the 25 largest local markets in the United States, provided that there remain at least 30 separately owned television and radio stations in the particular market after the acquisition in question, the FCC has traditionally employed a policy that presumptively allows waivers of the one to a market rule to permit the common ownership of one AM, one FM and one TV station in the market. The 1996 Act directs the FCC to extend this policy to each of the top 50 markets. Moreover, the FCC has pending a rulemaking proceeding in which it has solicited comment on the implementation of this policy and whether the one to a market rule should be eliminated altogether.

     However, the FCC does not apply its presumptive waiver policy in cases involving the common ownership of one television station, and two or more radio stations in the same service (AM or FM), in the same market. Pending its ongoing rulemaking proceeding to reexamine the one to a market rule, the FCC has stated that it will consider waivers of the rule in such instances on a case-by-case basis, considering (i) the public service benefits that will arise from the joint operation of the facilities such as economies of scale, cost savings and programming and service benefits; (ii) the types of facilities involved; (iii) the number of media outlets owned by the applicant in the relevant market; (iv) the financial difficulties of the stations involved; and (v) the nature of the relevant market in light of the level of competition and diversity after joint operation is implemented. Waiver requests involving the common ownership of more than two same service radio stations in the same market generally are granted, but are temporary and conditioned on the outcome of the rulemaking proceeding.

     In its ongoing rulemaking proceeding to reexamine the one to a market rule, the FCC has proposed the following options for modifying the rule in the event it is not eliminated: (i) extending the presumptive waiver policy to any television market in which a specified number of independently owned voices would remain after common ownership of a television station and one or more radio stations is effectuated; (ii) extending the presumptive waiver policy to entities that seek to own more than one FM and/or one AM radio station; (iii) reducing the minimum number of independently owned voices that must remain after a transaction is effectuated; and (iv) modifying the five-factor case-by-case test for waivers.

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

     Expansion of Sinclair's broadcast operations on both a local and national level will continue to be subject to the FCC's ownership rules and any changes the FCC or Congress may adopt. Concomitantly, any further relaxation of the FCC's ownership rules may increase the level of competition in one or more of the markets in which the Sinclair's stations are located, more specifically to the extent that any of the Sinclair's competitors may have greater resources and thereby be in a superior position to take advantage of such changes.

Must-Carry/Retransmission Consent
---------------------------------

     Pursuant to the Cable Act of 1992, television broadcasters are required to make triennial elections to exercise either certain "must-carry" or "retransmission consent" rights in connection with their carriage by cable systems in each broadcaster's local market. By electing the must-carry rights, a broadcaster demands carriage on a specified channel on cable systems within its Area of Dominant Influence, in general as defined by the Arbitron 1991-92 Television Market Guide. These must-carry rights are not absolute, and their exercise is dependent on variables such as (i) the number of activated channels on a cable system; (ii) the location and size of a cable system; and (iii) the amount of programming on a broadcast station that duplicates the programming of another broadcast station carried by the cable system. Therefore, under certain circumstances, a cable system may decline to carry a given station. Alternatively, if a broadcaster chooses to exercise retransmission consent rights, it can prohibit cable systems from carrying its signal or grant the appropriate cable system the authority to retransmit the broadcast signal for a fee or other consideration. In October 1996, Sinclair elected must-carry or retransmission consent with respect to each of its non-Fox affiliated stations based on its evaluation of the respective markets and the position of Sinclair's owned or programmed station(s) within the market. KDSM continues to be carried on the pertinent cable system, and the Company does not believe that its elections have resulted in the shifting of its station to less desirable cable channel locations. Sinclair's stations affiliated with Fox (including KDSM) granted Fox their proxies to negotiate retransmission consent with the cable systems. The agreements negotiated by Fox extend only through May of 1999. Therefore, subject to Fox's approval, Sinclair will need to negotiate a retransmission consent agreement for KDSM to attain carriage on the relevant cable system for the balance of this triennial period (i.e., through December 31, 1999). For subsequent elections beginning with the election to be made by October 1, 1999, the must-carry market will be the station's DMA, in general as defined by the Nielsen DMA Market and Demographic Rank Report of the prior year.

     The FCC has initiated a rulemaking proceeding to consider whether to apply must-carry rules to require cable companies to carry both the analog and digital signals of local broadcasters during the DTV transition period between 2002 and 2006 when television stations will be broadcasting both signals. If the FCC does not require DTV must-carry, cable customers in the Company's broadcast market may not receive the station's digital signal, which could have an adverse affect on the Company.

Syndicated Exclusivity/Territorial Exclusivity
----------------------------------------------

     The FCC has imposed syndicated exclusivity rules and expanded existing network nonduplication rules. The syndicated exclusivity rules allow local broadcast television stations to demand that cable operators black out syndicated non-network programming carried on "distant signals" (i.e., signals of broadcast stations, including so-called "superstations," which serve areas substantially removed from the cable system's local community). The network non-duplication rules allow local broadcast network television affiliates to require that cable operators black out duplicating network programming carried on distant signals.

Restrictions on Broadcast Advertising
-------------------------------------

     Advertising of cigarettes and certain other tobacco products on broadcast stations has been banned for many years. Various states restrict the advertising of alcoholic beverages. Congressional committees have recently examined legislation proposals which may eliminate or severely restrict the advertising of beer and wine. Although no prediction can be made as to whether any or all of the present proposals will be enacted into law, the elimination of all beer and wine advertising would have an adverse effect upon the revenues of the Company's stations, as well as the revenues of other stations which carry beer and wine advertising.

     The FCC has imposed commercial time limitations in children's television programming pursuant to legislation. In television programs designed for viewing by children of 12 years of age and under, commercial matter is limited to 12 minutes per hour on weekdays and 10.5 minutes per hour on weekends.

     The Communications Act and FCC rules also place restrictions on the broadcasting of advertisements by legally qualified candidates for elective office. Among other things, (i) stations must provide "reasonable access" for the purchase of time by legally qualified candidates for federal office; (ii) stations must provide "equal opportunities" for the purchase of equivalent amounts of comparable broadcast time by opposing candidates for the same elective office; and (iii) during the 45 days preceding a primary or primary run-off election and during the 60 days preceding a general or special election, legally qualified candidates for elective office may be charged no more than the station's "lowest unit charge" for the same class of advertisement, length of advertisement, and daypart. Recently, both the President of the United States and the Chairman of the FCC have called for rules that would require broadcast stations to provide free airtime to political candidates. The Company cannot predict the effect of such a requirement on its advertising revenues.

Programming and Operation
-------------------------

     General. The Communications Act requires broadcasters to serve the "public interest." The FCC has relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. FCC licensees continue to be required, however, to present programming that is responsive to their communities' issues, and to maintain certain records demonstrating such responsiveness. Complaints from viewers concerning a station's programming may be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must pay regulatory and application fees, and follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications, the advertisement of contests and lotteries, obscene and indecent broadcasts, and technical operations, including limits on radio frequency radiation. Certain of the FCC's rules that required licensees to develop and implement affirmative action programs designed to promote equal employment opportunities and the annual submission of reports to the FCC with respect to those matters were found unconstitutional by the U.S. Court of Appeals. The FCC has initiated a rulemaking to revise these rules.

     Children's Television Programming. Pursuant to rules adopted in 1996 television stations are required to broadcast a minimum of three hours per week of "core" children's educational programming, which the FCC defines as programming that (i) has serving the educational and informational needs of children 16 years of age and under as a significant purpose; (ii) is regularly scheduled, weekly and at least 30 minutes in duration; and (iii) is aired between the hours of 7:00 a.m. and 10:00 p.m. Furthermore, "core" children's educational programs, in order to qualify as such, are required to be identified as educational and informational programs over the air at the time they are broadcast, and are required to be identified in the children's programming reports required to be placed in stations' public inspection files. Additionally, television stations are required to identify and provide information concerning "core" children's programming to publishers of program guides and listings.

     Television Violence. The 1996 Act contains a number of provisions relating to television violence. First, pursuant to the 1996 Act, the television industry has developed a ratings system which the FCC has approved. Furthermore, also pursuant to the 1996 Act, the FCC has adopted rules requiring certain television sets to include the so-called "V-chip," a computer chip that allows blocking of rated programming. Under these rules, half of television receiver models with picture screens 13 inches or greater will be required to have the "V-chip," by July 1, 1999, and all such models will be required to have the "V-chip" by January 1, 2000. In addition, the 1996 Act requires that all television license renewal applications filed after May 1, 1995 contain summaries of written comments and suggestions received by the station from the public regarding violent programming.

     Closed  Captioning.  The FCC has adopted rules that require  generally that
(i) 100% of all new programming first published or exhibited on or after January 1, 1998 must be closed captioned within eight years, and (ii) 75% of "old" programming which first aired prior to January 1, 1998 must be closed captioned within 10 years, subject to certain exemptions.

Digital Television
------------------

     The FCC has taken a number of steps to implement DTV broadcasting service in the United States. In December 1996, the FCC adopted a DTV broadcast standard and, in April 1997, adopted decisions in several pending rulemaking proceedings that establish service rules and a plan for implementing DTV.

The FCC adopted a DTV Table of Allotments that provides all authorized television stations with a second channel on which to broadcast a DTV signal. The FCC made slight revisions to the DTV rules and table of allotments in acting upon a number of appeals in the DTV proceeding. The FCC has attempted to provide DTV coverage areas that are comparable to stations' existing service areas. The FCC has ruled that television broadcast licensees may use their digital channels for a wide variety of services such as high-definition television, multiple standard definition television programming, audio, data, and other types of communications, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standard and further subject to the requirement that broadcasters pay a fee of 5% of gross revenues on all DTV subscription services.


     DTV channels will generally be located in the range of channels from channel 2 through channel 51. The FCC is requiring that affiliates of ABC, CBS, Fox and NBC in the top 10 television markets begin digital broadcasting by May 1, 1999, that affiliates of these networks in markets 11 through 30 begin digital broadcasting by November 1999 and that all other stations begin digital broadcasting by May 1, 2002. KDSM is required to commence digital operations by May 1, 2002. Applications for such facilities are required to be filed by November 1, 1999. The FCC's plan calls for the DTV transition period to end in the year 2006, at which time the FCC expects that television broadcasters will cease non-digital broadcasting and return one of their two channels to the government, allowing that spectrum to be recovered for other uses. Under the Balanced Budget Act, however, the FCC is authorized to extend the December 31, 2006 deadline for reclamation of a television station's non-digital channel if, in any given case: (i) one or more television stations affiliated with ABC, CBS, NBC or Fox in a market is not broadcasting digitally, and the FCC determines that such stations have "exercised due diligence" in attempting to convert to digital broadcasting; or (ii) less than 85% of the television households in the station's market subscribe to a multichannel video service (cable, wireless cable or direct-to-home broadcast satellite television ("DBS")) that carries at least one digital channel from each of the local stations in that market; or
(iii) less than 85% of the television households in the market can receive digital signals off the air using either a set-top converter box for an analog television set or a new DTV television set. The Balanced Budget Act also directs the FCC to auction the non-digital channels by September 30, 2002 even though they are not to be reclaimed by the government until at least December 31, 2006. The Balanced Budget Act also permits broadcasters to bid on the non-digital channels in cities with populations greater than 400,000, provided the channels are used for DTV. Thus, it is possible a broadcaster could own two channels in a market. The FCC has initiated separate proceedings to consider the surrender of existing television channels and how these frequencies will be used after they are eventually recovered from broadcasters. Additionally, the FCC has initiated a separate proceeding to consider to what extent the cable must-carry requirements will apply to DTV signals.


     Implementation of digital television will improve the technical quality of television signals received by viewers. Under certain circumstances, however, conversion to digital operation may reduce a station's geographic coverage area or result in some increased interference. The FCC's DTV allotment plan allows present UHF stations that move to DTV channels considerably less signal power than present VHF stations that move to UHF DTV channels. While the 1998 orders of the FCC present current UHF stations with some options to overcome this disparity, it is unknown whether the Company will benefit from such options. Additionally, the DTV transmission standard adopted by the FCC may not allow certain stations to provide a DTV signal of adequate strength to be reliably received by certain viewers using inside television set antennas. Implementation of digital television will also impose substantial additional costs on television stations because of the need to replace equipment and because some stations will need to operate at higher utility costs and there can be no assurance that the Company will be able to increase revenue to offset such costs. The Company is currently considering plans to provide HDTV, to provide multiple channels of television including the provision of additional broadcast programming and transmitted data on a subscription basis, and to continue its current TV program channels on its allocated DTV channels. The 1996 Act allows the FCC to charge a spectrum fee to broadcasters who use the digital spectrum to offer subscription-based services. The FCC ruled that broadcasters are subject to the requirement to pay a fee of 5% of gross revenues on all subscription services. The FCC is also considering imposing new public interest requirements on television licensees in exchange for their receipt of DTV channels. In addition, Congress has held hearings on broadcasters' plans for the use of their digital spectrum.A governmental commission was appointed to consider whether additional public service obligations should be imposed on television broadcasters. The commission issued its report in December 1998 making several non-binding recommendations, including that broadcasters voluntarily provide five minutes of free air time per evening to political candidates for thirty days prior to an election. The Company cannot predict the impact of such recommendations or what future actions the FCC might take with respect to DTV, nor can it predict the effect of the FCC's present DTV implementation plan or such future actions on the Company's business.

Proposed Changes
----------------

     The Congress and the FCC have under consideration, and in the future may consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of the Company's broadcast station and result in the loss of audience share and advertising revenues for the Company's broadcast station. In addition to the changes and proposed changes noted above, such matters may include, for example, the license renewal process, spectrum use fees, political advertising rates, potential restrictions on the advertising of certain products (beer, wine and hard liquor, for example), and the rules and policies to be applied in enforcing the FCC's equal employment opportunity regulations. Other matters that could affect the Company's broadcast property include technological innovations and developments generally affecting competition in the mass communications industry, such as direct radio and television broadcast satellite service, the continued establishment of wireless cable systems and low power television stations, digital television and radio technologies, the Internet and the advent of telephone company participation in the provision of video programming service.

Other Considerations
--------------------

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

COMPETITION

     The Company competes for audience share and advertising revenue with other television stations in its DMAs as well as with other advertising media, such as newspapers, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail and local cable and wireless cable systems. Some competitors are part of larger organizations with substantially greater financial, technical and other resources than the Company.

     Competition in the television broadcasting industry occurs primarily in individual DMAs. Generally, a television broadcasting station in one DMA does not compete with stations in other DMAs. The Company's television station is located in a highly competitive DMA. In addition, the Company's DMA may be overlapped by both over-the-air and cable carriage of stations in adjacent DMAs, which tends to spread viewership and advertising expenditures over a larger number of television stations.

     Broadcast television stations compete for advertising revenues primarily with other broadcast television stations, radio stations, cable channels, and cable system operators serving the same market. Traditional network programming generally achieves higher household audience levels than Fox, WB and UPN programming and syndicated programming aired by independent stations. This can be attributed to a combination of factors, including the traditional networks' efforts to reach a broader audience, generally better signal carriage available when broadcasting over VHF channels 2 through 13 versus broadcasting over UHF channels 14 through 69 and the higher number of hours of traditional network programming being broadcast weekly. However, greater amounts of advertising time are available for sale during Fox programming and non-network syndicated programming, and as a result the Company believes that the Company's programming typically achieves a share of television market advertising revenues greater than its share of the market's audience.

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

     Television advertising rates are based upon factors which include the size of the DMA in which the station operates, a program's popularity among the viewers that an advertiser wishes to attract, the number of advertisers competing for the available time, the demographic makeup of the DMA served by the station, the availability of alternative advertising media in the DMA including radio and cable, the aggressiveness and knowledge of sales forces in the DMA and development of projects, features and programs that tie advertiser messages to programming. The Company believes that its sales and programming strategies allow it to compete effectively for advertising.

     Other factors that are material to a television station's competitive position include signal coverage, local program acceptance, network affiliation, audience characteristics and assigned broadcast frequency. Historically, the Company's UHF broadcast station has suffered a competitive disadvantage in comparison to stations with VHF broadcast frequencies. This historic disadvantage has gradually declined through (i) carriage on cable systems, (ii) improvement in television receivers, (iii) improvement in television transmitters, (iv) wider use of all channel antennae, (v) increased availability of programming, and (vi) the development of new networks such as Fox, WB and UPN.

     The broadcasting industry is continuously faced with technical changes and innovations, the popularity of competing entertainment and communications media, changes in labor conditions, and governmental restrictions or actions of federal regulatory bodies, including the FCC, any of which could possibly have a material effect on a television station's operations and profits. There are sources of video service other than conventional television stations, the most common being cable television, which can increase competition for a broadcast television station by bringing into its market distant broadcasting signals not otherwise available to the station's audience, serving as a distribution system for national satellite-delivered programming and other non-broadcast programming originated on a cable system and selling advertising time to local advertisers. Other principal sources of competition include home video exhibition, DBS entertainment services and multichannel multipoint distribution services ("MMDS"). DBS and cable operators in particular are competing more aggressively than in the past for advertising revenues in our TV station's market. This competition could adversely affect our station's revenues and performance in the future. Moreover, technology advances and regulatory changes affecting programming delivery through fiber optic telephone lines and video compression could lower entry barriers for new video channels and encourage the development of increasingly specialized "niche"
programming. The 1996 Act permits telephone companies to provide video distribution services via radio communication, on a common carrier basis, as "cable systems" or as "open video systems," each pursuant to different regulatory schemes. The Company is unable to predict what other video technologies might be considered in the future, or the effect that technological and regulatory changes will have on the broadcast television industry and on the future profitability and value of a particular broadcast television station.

     The Company believes that television broadcasting may be enhanced significantly by the development and increased availability of DTV technology. This technology has the potential to permit the Company to provide viewers multiple channels of digital television over each of its existing standard channels, to provide certain programming in a high definition television format and to deliver various forms of data, including data on the Internet, to home and business computers. These additional capabilities may provide the Company with additional sources of revenue. The Company is currently considering plans to provide HDTV, to provide multiple channels of television including the provision of additional broadcast programming and transmitted data on a subscription basis, and to continue its current TV program channels on its allocated DTV channels. The 1996 Act allows the FCC to charge a spectrum fee to broadcasters who use the digital spectrum to offer subscription-based services. The FCC has ruled that broadcasters are required to pay a fee of 5% of gross revenues in all subscription services. In addition, Congress has held hearings on broadcasters' plans for the use of their digital spectrum. The Company cannot predict what future actions the FCC or Congress might take with respect to DTV, nor can it predict the effect of the FCC's present DTV implementation plan or such future actions on the Company's business. While DTV technology is currently available in some of the top ten viewing markets, a successful transition from the current analog broadcast format to a digital format may take many years. There can be no assurance that the Company's efforts to take advantage of the new technology will be commercially successful.

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

     The Company believes it competes favorably against other television stations because of its management skill and experience, the ability of the Company historically to generate revenue share greater than its audience share, its network affiliation and its local program acceptance. In addition, the Company believes that it benefits from the operation of multiple broadcast properties by Sinclair, affording it certain nonquantifiable economies of scale and competitive advantages in the purchase of programming.

EMPLOYEES

     As of December 31, 1998, the Company had approximately 47 employees. None of the employees are represented by labor unions under any collective bargaining agreement. No significant labor problems have been experienced by the Company, and the Company considers its overall labor relations to be good.

ITEM 2. PROPERTIES

The Company has facilities consisting of offices, studios and tower sites. Transmitter and tower sites are located to provide maximum signal coverage of the stations market. The following table generally describes the Company's principal owned and leased real property in the Des Moines market:





Television Properties   Type of Facility and Use      Owned or Leased(a)            Approximate Size (Sq. Feet)
----------------------- ----------------------------- ----------------------------- ----------------------------
Des Moines Market       KDSM Studio & Office Site     Owned                         13,000
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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   None

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data for the years ended December 31, 1994, 1995, 1996, 1997 and 1998 have been derived from the Company's audited Consolidated Financial Statements. The Consolidated Financial Statements for the years ended December 31, 1996, 1997 and 1998 are included elsewhere in this Form 10-K.

     The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included elsewhere in this Form 10-K.

                                                                                                     THE          THE
                                                               PREDECESSOR        COMBINED (A)     COMPANY      COMPANY
                                                         ----------------------- -------------- ------------ ------------
                                                                             YEARS ENDED DECEMBER 31,
                                                         ----------------------------------------------------------------
                                                             1994        1995         1996          1997         1998
                                                         ----------- ----------- -------------- ------------ ------------
                                                                              (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net broadcast revenues (b) .............................  $  6,848    $  7,478      $  8,218     $    8,140   $   8,363
Barter revenues ........................................        --          --           204            398         552
                                                          --------    --------      --------     ----------   ---------
Total revenues .........................................     6,848       7,478         8,422          8,538       8,915
                                                          --------    --------      --------     ----------   ---------
Operating costs (c) ....................................     3,347       3,489         3,773          3,658       3,742
Expenses from barter arrangements ......................        --          --           225            283         377
Depreciation and amortization (d) ......................     2,979       3,338         2,616          3,521       4,349
Stock-based compensation ...............................        --          --            --             23          23
                                                          --------    --------      --------     ----------   ---------
Broadcast operating income .............................       522         651         1,808          1,053         424
Parent preferred stock dividend income .................        --          --            --         20,826      26,033
Subsidiary trust minority interest expense (e) .........        --          --            --        (18,600)    (23,250)
                                                          --------    --------      --------     ----------   ---------
Interest and other income ..............................        --          12            --             --         239
                                                          --------    --------      --------     ----------   ---------
Income before income taxes .............................  $    522    $    663      $  1,808     $    3,279   $   3,446
                                                          ========    ========      ========     ==========   =========
Net income .............................................  $    522    $    663      $  1,323     $    1,895   $     729
                                                          ========    ========      ========     ==========   =========
Net income available to common
 shareholders ..........................................  $    522    $    663      $  1,323     $    1,895   $     729
                                                          ========    ========      ========     ==========   =========
OTHER DATA:
Broadcast cash flow (f) ................................  $  2,908    $  2,922      $  3,727     $    3,661   $   3,693
Broadcast cash flow margin (g) .........................      42.5%       39.1%         45.4%          45.0%       44.2%
Adjusted EBITDA (h) ....................................  $  2,551    $  2,772      $  3,291     $    3,378   $   3,423
Adjusted EBITDA margin (g) .............................      37.3%       37.1%         40.0%          41.5%       40.9%
Program contract payments ..............................  $    950    $  1,217      $  1,133     $    1,219   $   1,373
Corporate overhead expense .............................       357         150           436            283         270
Capital expenditures ...................................       140         139           190            197         235
Cash flows from operating activities ...................     2,679       2,813         1,647          4,060       4,210
Cash flows from investing activities ...................      (140)       (121)         (190)      (207,973)       (235)
Cash flows from financing activities ...................    (2,512)     (2,686)       (1,485)       203,921      (3,979)

BALANCE SHEET DATA:
Cash and cash equivalents ..............................  $     56    $     62      $      3     $       11   $       7
Total assets ...........................................     9,688       8,344        40,674        258,540     259,519
HYTOPS (i) .............................................        --          --            --        200,000     200,000
Total equity of partnership 1994 and 1995, total
 stockholders' equity 1996 to 1998 .....................     7,069       5,046        37,516         53,749      54,478

----------------
(a) The combined column represents the results of operations for the five months ended May 31, 1996 of KDSM-TV, a division of River City Broadcasting, L.P. (the Predecessor) and the results of operations for the seven months ended December 31, 1996 of KDSM, Inc. and subsidiaries (the Company).

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The operating revenues of the Company are derived from local and national advertisers. The Company's revenues from local advertisers have continued to trend upward and revenues from national advertisers have continued to trend downward when measured as a percentage of total broadcast revenue. The Company believes this trend is primarily resulting from an increase in the number of media outlets providing national advertisers a means by which to advertise their goods and services. The Company's efforts to mitigate this trend include continuing its efforts to increase local revenues and the development of innovative marketing strategies to sell traditional and non-traditional services to national advertisers.

     The Company's primary operating expenses involved in owning, operating or programming the television station are syndicated program rights fees, commissions on revenues, employee salaries and station promotional costs. Amortization and depreciation of costs associated with the acquisition of the station are also significant factors in determining the Company's overall profitability.

     Set forth below are the principal types of broadcast revenues received by the Company's station for the periods indicated and the percentage contribution of each type to the Company's total gross broadcast revenues:


                               BROADCAST REVENUES
                            (DOLLARS IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                       -----------------------------------------------------------------------------
                                              1996 (A)                     1997                       1998
                                       -----------------------   ------------------------   ------------------------
Local/regional advertising .........    $  5,790        61.3%     $  6,132         65.6%     $  6,618         69.2%
National advertising ...............       3,468        36.7%        3,146         33.7%        2,769         29.0%
Network compensation ...............          --         0.0%           --          0.0%           53          0.5%
Political advertising ..............         146         1.6%           --          0.0%           34          0.4%
Production .........................          39         0.4%           66          0.7%           89          0.9%
                                        --------       -----      --------        -----      --------        -----
Broadcast revenues .................       9,443       100.0%        9,344        100.0%        9,563        100.0%
                                                       =====      ========        =====      ========        =====
Less: agency commissions ...........      (1,225)                   (1,204)                    (1,200)
                                        --------                  --------                   --------
Broadcast revenues, net ............       8,218                     8,140                      8,363
Barter revenues ....................         204                       398                        552
                                        --------                  --------                   --------
Total revenues .....................    $  8,422                  $  8,538                   $  8,915
                                        ========                  ========                   ========

----------------
(a) For presentation purposes, the results of operations for the five months ended May 31, 1996 of KDSM-TV, a division of River City Broadcasting, L.P. (the Predecessor) have been combined with the results of operations for the seven months ended December 31, 1996 of KDSM, Inc. and subsidiaries (the Company).

     The Company's primary types of programming and their approximate percentages of 1998 net broadcast revenues were syndicated programming (56.6%), network programming (20.6%), sports programming (14.3%), paid programming (4.7%) and children's programming (3.8%). Similarly, the Company's six largest categories of advertising and their approximate percentages of 1998 net broadcast revenues were automotive (21%), restaurants (11%), food (10%), services (9%), retail/department stores (8%) and soft drinks (7%). No other advertising category accounted for more than 7% of the Company's net broadcast revenues in 1998. No individual advertiser accounted for more than 5% of the station's net broadcast revenues in 1998.

     The following table sets forth certain operating data of the Company for the years ended December 31, 1996, 1997 and 1998. For definitions of items, see footnotes on pages 19 and 20 of this document.


                                OPERATING DATA
                            (DOLLARS IN THOUSANDS)





                                                                         YEARS ENDED DECEMBER 31,
                                                                 ----------------------------------------
                                                                  1996 (A)        1997           1998
                                                                 ----------   ------------   ------------
Net broadcast revenues (b) ...................................    $  8,218     $    8,140     $   8,363
Barter revenues ..............................................         204            398           552
                                                                  --------     ----------     ---------
Total revenues ...............................................       8,422          8,538         8,915
                                                                  --------     ----------     ---------
Operating costs (c) ..........................................       3,773          3,658         3,742
Expenses from barter arrangements ............................         225            283           377
Depreciation and amortization (d) ............................       2,616          3,521         4,349
Stock-based compensation .....................................          --             23            23
                                                                  --------     ----------     ---------
Broadcast operating income ...................................       1,808          1,053           424
Parent preferred stock dividend income .......................          --         20,826        26,033
Subsidiary trust minority interest expense (e) ...............          --        (18,600)      (23,250)
                                                                  --------     ----------     ---------
Interest and other income ....................................          --             --           239
                                                                  --------     ----------     ---------
Income before income taxes ...................................    $  1,808     $    3,279     $   3,446
                                                                  --------     ----------     ---------
Net income ...................................................    $  1,323     $    1,895     $     729
Basic and diluted net income available to common shareholders.    $  1,323     $    1,895     $     729
                                                                  ========     ==========     =========
BROADCAST CASH FLOW (BCF)
 DATA:
 BCF (f) .....................................................    $  3,727     $    3,661     $   3,693
 BCF margin (g) ..............................................        45.4%          45.0%         44.2%

OTHER DATA:
 Adjusted EBITDA (h) .........................................    $  3,291     $    3,378     $   3,423
 Adjusted EBITDA margin (g) ..................................        40.0%          41.5%         40.9%
 Program contract payments ...................................    $  1,133     $    1,219     $   1,373
 Corporate overhead expense ..................................         436            283           270
 Capital expenditures ........................................         190            197           235
 Cash flows from operating activities ........................       1,647          4,060         4,210
 Cash flows from investing activities ........................        (190)      (207,973)         (235)
 Cash flows from financing activities ........................      (1,485)       203,921        (3,979)

----------
(a) For presentation purposes, the results of operations for the five months ended May 31, 1996 of KDSM-TV, a division of River
  City Broadcasting, L.P. (the Predecessor) have been combined with the results of operations for the seven months ended December 31, 1996 of KDSM, Inc. and subsidiaries (the Company).


RESULTS OF OPERATIONS


YEARS ENDED DECEMBER 31, 1998 AND 1997

     Total revenues increased to $8.9 million for the year ended December 31, 1998 from $8.5 million for the year ended December 31, 1997, or 4.7%. Excluding the effects of non-cash barter transactions, net broadcast revenues for the year ended December 31, 1998 increased by 2.7% when compared to the year ended December 31, 1997. When comparing the year ended December 31, 1998 to the year ended

December 31, 1997, revenues from local advertisers increased approximately $486,000 or 7.9% and revenues from national advertisers decreased approximately $377,000 or 12.0%. The Company's decrease in national advertising was mitigated by an offsetting increase in local advertising revenue. The decrease in national revenue is a trend that the Company believes is resulting from an increase in the number of media outlets providing national advertisers a means by which to advertise their goods and services.

     Station operating costs for the year ended December 31, 1998 remained consistent compared to the year ended December 31, 1997.

     Broadcast operating income decreased to $424,000 for the twelve months ended December 31, 1998 from $1.1 million for the twelve months ended December 31, 1997, or 61.5%. The decrease in broadcast operating income for the year ended December 31, 1998 as compared to the year ended December 31, 1997 was primarily attributable to increases in amortization and selling general and administrative expenses partially offset by an increase in total revenues.

     Parent preferred stock dividend income of $26.0 million for the year ended December 31, 1998 is related to the Company's investment in 12 5/8% Series C Preferred Stock (the "Parent Preferred Securities") issued by Sinclair, completed March 12, 1997. Subsidiary trust minority interest expense of $23.3 million for the year ended December 31, 1998 is related to the private placement of the subsidiary trust preferred securities (the "HYTOPS"). The Company's ability to make future subsidiary trust minority interest payments is directly contingent upon the Parent's ability to pay dividends on Parent Preferred Stock.

     The income tax provision increased to $2.7 million for the year ended December 31, 1998 from $1.4 million for the year ended December 31, 1997. The increase for the year ended December 31, 1998 as compared to the combined twelve months ended December 31, 1997 is attributable to deferred tax liabilities associated with the HYTOPS. The Company's effective tax rate for the year ended December 31, 1998 was 78.8% as compared to 42.2% for the year ended December 31, 1997. The increase in the Company's effective tax rate for 1998 primarily resulted from the deferred tax liability associated with the HYTOPS.

     Deferred state tax liability increased to $846,000 as of December 31, 1998 from $334,000 as of December 31, 1997. The increase in the Company's deferred tax liability as of December 31, 1998 as compared to December 31, 1997 is primarily due to pre-tax income for the year ended December 31, 1998. Federal income taxes are allocated to the Company by Sinclair at the statutory rate, are considered payable currently and are reflected as an adjustment to Due from Parent in the Company's balance sheet.

     Net income for the year ended December 31, 1998 was $729,000 compared to net income of $1.9 million for the year ended December 31, 1997.

     Adjusted EBITDA and Broadcast Cash Flow for the year ended December 31, 1998 remained consistent compared to the year ended December 31, 1997.

     The Company's Broadcast cash flow margin decreased to 44.2% for the year ended December 31, 1998 from 45.0% for the year ended December 31, 1997. The decrease in Broadcast cash flow margins for the year ended December 31, 1998 as compared to the year ended December 31, 1997 primarily resulted from decreases in national revenues as noted above combined with increases in program contract payments.

     The Company's Adjusted EBITDA margin decreased to 40.9% for the year ended December 31, 1998 from 41.5% for the year ended December 31, 1997. The decrease in Adjusted EBITDA margin for the year ended December 31, 1998 as compared to the year ended December 31, 1997 primarily resulted from decreases in national revenues as noted above combined with increases in program contract payments.


COMBINED PERIODS DECEMBER 31, 1997 AND YEAR ENDED 1996

     Total revenues increased to $8.5 million for the year ended December 31, 1997 from $8.4 million for the combined twelve months ended December 31, 1996, or 1.2%. Excluding the effects of non-cash barter transactions, net broadcast revenues for the year ended December 31, 1997 decreased by 0.9% when compared to the combined twelve months ended December 31, 1996. When comparing the year ended December 31, 1997 to the combined twelve months ended December 31, 1996, revenues from local advertisers increased approximately $342,000 or 6.0% and revenues from national advertisers decreased approximately $322,000 or 9.3%. Revenue growth from local advertisers primarily resulted from an increase in market revenue growth. The decrease in revenue from national advertisers primarily resulted from a decrease in market share.

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

     Broadcast operating income decreased to $1.1 million for the twelve months ended December 31, 1997 from $1.8 million for the combined twelve months ended December 31, 1996, or 38.9%. The decrease in broadcast operating income for the year ended December 31, 1997 as compared to the combined twelve months ended December 31, 1996 was primarily attributable to increases in amortization of intangibles related to the acquisition and costs related to the private placement of the HYTOPS of Sinclair Capital, a subsidiary trust of the Company, completed March 12, 1997.

     Parent preferred stock dividend income of $20.8 million for the year ended December 31, 1997 is related to the Company's investment in 12 5/8% Series C Preferred Stock (the "Parent Preferred Securities") issued by Sinclair, completed March 12, 1997. Subsidiary trust minority interest expense of $18.6 million for the year ended December 31, 1997 is related to the private placement of the Trust Preferred Securities. The Company's ability to make future subsidiary trust minority interest payments is directly contingent upon the Parent's ability to pay dividends on Parent Preferred Stock.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1998, the Company had cash balances of approximately $7,000 and working capital of approximately $768,000. The Company's primary source of liquidity is cash from operations which management believes to be sufficient to meet operating cash requirements. Cash requirements or excess cash from operations are funded by or deposited into Sinclair's centralized banking system utilized by all of its wholly owned subsidiaries.

     The Company does not anticipate capital expenditures in the coming year to exceed historical capital expenditures, which were approximately $235,000 in 1998. If the Company is required to make capital expenditures to keep up with emerging technologies, management believes it will be able to fund such expenditures from its cash flow and from the proceeds of indebtedness or financing that is allowed to be incurred or obtained under the Company's Senior Debenture Indenture (provided that the Company's debt to Adjusted EBITDA ratio is 4 to 1 or less) or from capital contributions from Sinclair to the extent permitted under Sinclair's debt instruments. Under these instruments, Sinclair would currently be able to make capital contributions to the Company in an amount sufficient to cover such costs if it chose to do so.

SEASONALITY

     The Company's results usually are subject to seasonal fluctuations, which result in fourth quarter broadcast operating income being greater usually than first, second and third quarter broadcast operating income. This seasonality is primarily attributable to increased expenditures by advertisers in anticipation of holiday season spending and an increase in viewership during this period. In addition, revenues from political advertising tend to be higher in even numbered years.


YEAR 2000 COMPLIANCE

     The Company has commenced a process to assure Year 2000 compliance of all hardware, software, broadcast equipment and ancillary equipment that are date dependent. The process involves four phases:

     Phase I - Inventory and Data Collection. This phase involves an identification of all items that are date dependent. The Company commenced this phase in the third quarter of 1998, and Management estimates it has completed approximately 50% of this phase as of the date hereof. The Company expects to complete this phase by the end of the second quarter of 1999.

     Phase II - Compliance Requests. This phase involves requests to information technology systems vendors for verification that the systems identified in Phase I are Year 2000 compliant. The Company will identify and begin to replace items that cannot be updated or certified as compliant. Sinclair has completed the compliance request phase of its plan as of the date hereof. In addition, the Company has verified that its accounting, traffic, payroll, and local and wide area network hardware and software systems are compliant. In addition, the Company is currently in the process of ascertaining that all of its personal computers and PC applications are compliant. The Company is currently reviewing its news-room systems, building control systems, security systems and other miscellaneous systems. The Company expects to complete this phase by the end of the second quarter of 1999.

     Phase III - Test, Fix and Verify. This phase involves testing all items that are date dependent and upgrading all non-compliant devices. The Company expects to complete this phase during the first, second and third quarters of 1999.

     Phase IV - Final Testing, New Item Compliance. This phase involves review of all inventories for compliance and retesting as necessary. During this phase, all new equipment will be tested for compliance. The Company expects to complete this phase by the end of the third quarter of 1999.

     The Company has developed a contingency/emergency plan to address Year 2000 worst case scenarios. The contingency plan includes, but is not limited to, addressing (i) regional power facilities, (ii) interruption of satellite delivered programming, (iii) replacement or repair of equipment not discovered or fixed during the year 2000 compliance process and (iv) local security measures that may become necessary relating to the Company's properties. The contingency plan involves obtaining alternative sources if existing sources of these goods and services are not available. Although the contingency plan is designed to reduce the impact of disruptions from these sources, there is no assurance that the plan will avoid material disruptions in the event one or more of these events occurs.

     To date, the Company believes that its major systems are Year 2000 compliant. This substantial compliance has been achieved without the need to acquire new hardware, software or systems other than in the ordinary course of replacing such systems. The Company is not aware of any non-compliance that would be material to repair or replace or that would have a material effect on the Company's business if compliance were not achieved. The Company does not believe that non-compliance in any systems that have not yet been reviewed would result in material costs or disruption. Neither is the Company aware of any non-compliance by its customers or suppliers that would have a material impact on Sinclair's business. Nevertheless, there can be no assurance that unanticipated non-compliance will not occur, and such non-compliance could require material costs to repair or could cause material disruptions if not repaired.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISK

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

     None

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information relating to the Company's executive officers, directors, certain key employees and persons expected to become executive officers, directors or key employees.





              NAME                 AGE             TITLE
-------------------------------   -----   -----------------------
David D. Smith ................    48     President and Director
David B. Amy ..................    46     Secretary and Director
Dr. David C. McCarus ..........    47     Director

     Members of the Board of Directors are elected for one-year terms and until their successors are duly elected and qualified. Executive officers are appointed by the Board of Directors annually to serve for one-year terms and until their successors are duly appointed and qualified.

     David D. Smith has served as President since April of 1996. In addition, Mr. Smith has served as President, Chief Executive Officer and Chairman of the Board for Sinclair Broadcast Group, Inc. since September 1990. Prior to that, he served as General Manager of WPTT, Pittsburgh, Pennsylvania, from 1984, and assumed the financial and engineering responsibility for Sinclair, including the construction of WTTE, Columbus, Ohio, in 1984. In 1980, Mr. Smith founded Comark Television, Inc., which applied for and was granted the permit for WPXT-TV in Portland, Maine and which purchased WDSI-TV in Chattanooga, Tennessee. WPXT-TV was sold one year after construction and WDSI-TV was sold two years after its acquisition. From 1978 to 1986, Mr. Smith co-founded and served as an officer and director of Comark Communications, Inc., a company engaged in the manufacture of high power transmitters for UHF television stations. His television career began with WBFF in Baltimore, where he helped in the construction of the station and was in charge of technical maintenance until 1978.

     David B. Amy has served as Secretary since April 1996. In addition, he served as Chief Financial Officer ("CFO") of Sinclair Broadcast Group, Inc. since October of 1994 and as Secretary of Sinclair Communications, Inc., the Sinclair subsidiary which owns and operates the broadcasting operations. Prior to his appointment as CFO, Mr. Amy served as the Corporate Controller of Sinclair beginning in 1986 and has been Sinclair's Chief Accounting Officer since that time. Mr. Amy has over fourteen years of broadcast experience, having joined Sinclair as a business manager for WCWB in Pittsburgh. Mr. Amy received an MBA degree from the University of Pittsburgh in 1981.

     Dr. David C. McCarus has served as Director of the Company since February 9, 1999. Dr. McCarus is Board Certified in Obstetrics and Gynecology and has been in private practice since 1983. Dr. McCarus has served on various committees and medical staff for the Greater Baltimore Medical Center. He currently serves as a member of the Quality Assurance Committee of Aetna USHealthcare and is an active member of the St. Joseph Medical Center staff. He also serves as the Head of the Division of Gynecology for MedTrend Health
Systems, Inc. and Towson Surgery Center, located in Maryland. Dr. McCarus received his M.D. Degree from the West Virginia University School of Medicine and completed his residency training at the Greater Baltimore Medical Center.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding the annual and long-term compensation paid by Sinclair for services rendered in all capacities during the year ended December 31, 1998 by the President and the other officers of the Company who received total annual salary and bonus of $100,000 or more in 1998 (the "Named Executive Officers"):

                          SUMMARY COMPENSATION TABLE
                              ANNUAL COMPENSATION

                                                                         LONG-TERM
                                   ANNUAL COMPENSATION                  COMPENSATION
        NAME AND           ------------------------------------    SECURITIES UNDERLYING        ALL OTHER
   PRINCIPAL POSITION       YEAR        SALARY       BONUS (A)      OPTIONS GRANTED (#)      COMPENSATION (B)
------------------------   ------   -------------   -----------   -----------------------   -----------------
David D. Smith .........   1998      $1,290,000      $502,526                  --                $ 6,515
 President .............   1997       1,354,490        98,224                  --                  6,306
                           1996         767,308       317,913                  --                  6,748
David B. Amy ...........   1998         200,000        75,000             135,000                 11,136
 Secretary .............   1997         189,000        50,000              25,000                 10,140
                           1996         173,582        31,000                  --                  7,766

----------
(a) The bonuses reported in this column represent amounts awarded and paid during the fiscal years noted but relate to the fiscal year immediately prior to the year noted.

(b) All other compensation consists of income deemed received for personal use of Company-leased automobiles, the Company's 401 (k) contribution, life insurance and long-term disability coverage.

STOCK OPTIONS

     We have set forth below certain information concerning the grant and exercise of options to purchase Sinclair Class A Common Stock during 1998 to each of the Named Executive Officers.

                             OPTION GRANTS IN 1998

                             NUMBER OF       PERCENT OF TOTAL
                             SECURITIES     OPTIONS GRANTED TO
                             UNDERLYING        EMPLOYEES IN
          NAME            OPTIONS GRANTED      FISCAL YEAR
------------------------ ----------------- -------------------
David D. Smith .........           --               --
David B. Amy ...........      135,000               2.5%

                                                             POTENTIAL REALIZABLE VALUE
                                                               AT ASSUMED ANNUAL RATES
                                                             OF STOCK PRICE APPRECIATION
                                                                 FOR OPTION TERM (A)
                              EXERCISE      EXPIRATION ---------------------------------------
          NAME            PRICE PER SHARE      DATE         0%           5%           10%
------------------------ ----------------- ----------- ----------- ------------- -------------
David D. Smith .........     --                   --          --            --            --
David B. Amy ........... $ 24.20             2/16/08    $259,875    $2,477,908    $5,880,805

----------
Aggregated Option Exercises in Last Fiscal Year and December 31, 1998 Option Values

                                                               NUMBER OF
                                                         SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                                                          UNEXERCISED OPTIONS         "IN-THE-MONEY" OPTIONS
                                                         AT DECEMBER 31, 1998          AT DECEMBER 31, 1998
                          SHARES ACQUIRED    VALUE   ----------------------------- ----------------------------
          NAME              ON EXERCISE     REALIZED  EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
------------------------ ----------------- --------- ------------- --------------- ------------- --------------
David D. Smith .........        --            $--            --             --              --            --
David B. Amy ...........        --             --        37,500        162,500        $237,375       $47,570

(a) An "In-the-Money" option is an option for which the option price of the underlying stock is less than the market price at December 31, 1998, and all of the value shown reflects stock price appreciation since the granting of the option.

EMPLOYMENT AGREEMENTS

     Sinclair entered into an employment agreement with David D. Smith, President and Chief Executive Officer of the Company, on June 12, 1995, which expired on June 12, 1998. Sinclair has not entered into a new agreement with Mr. Smith and does not currently anticipate entering into a new agreement. As of January 1, 1999, David Smith receives a base salary of approximately $1,290,000.

     In September 1998, Sinclair entered into an amended employment agreement with David B. Amy, Vice President and Chief Financial Officer of Sinclair and Secretary of the Company. The agreement does not have any specified termination date, and Sinclair has the right to terminate the employment of Mr. Amy at any time, with or without cause, subject to the payment of severance payments for termination without cause. The severance payment due upon termination without cause is equal to one month's base salary in effect at the time of termination times the number of years of continuous employment by Sinclair or its predecessor. During each year, Mr. Amy will be entitled to receive compensation as determined by the Compensation Committee of Sinclair in consultation with the Chief Executive Officer of Sinclair. Mr. Amy's compensation may include a bonus in the sole discretion of the Compensation Committee of Sinclair. The agreement also contains non-competition and confidentiality restrictions on Mr. Amy.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Other than as follows, no Named Executive Officer is a director of a corporation that has a director or executive officer who is also a director of the Company. Each of David D. Smith and David Amy, both of whom are executive officers and directors of the Company, is a director and/or executive officer of Sinclair.

     During 1998, none of the Named Executive Officers participated in any deliberations of the Company's Board of Directors or the Compensation Committee relating to compensation of the Named Executive Officers.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of KDSM, Inc. common stock as of March 25, 1999, by holders having beneficial ownership of more than five percent of KDSM, Inc.
common stock.





                                                        COMMON STOCK
                                          --------------------------------------
        NAME OF BENEFICIAL OWNER           NUMBER OF SHARES     PERCENT OF CLASS
---------------------------------------   ------------------   -----------------
Sinclair Communications, Inc. .........          100                 100%
 2000 West 41st Street
 Baltimore, MD 21211

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

(a) (1) Index to Financial Statements

     The following financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.





                                                                                           PAGE
                                                                                          -----
   Index to Financial Statements ......................................................    F-1
   Report of Independent Public Accountants ...........................................    F-2
   Consolidated Balance Sheets as of December 31, 1997 and 1998 .......................    F-3
   Consolidated Statements of Operations for the Five Months Ended May 31, 1996, the
     Seven Months Ended December 31, 1996 and the Years Ended December 31, 1997
     and 1998 .........................................................................    F-4
   Consolidated Statements of Changes in Undistributed Earnings for the Five Months
     Ended May 31, 1996, and Consolidated Statements of Changes in Stockholder's
     Equity for the Seven Months Ended December 31, 1996 and the Years Ended
     December 31, 1997 and 1998 .......................................................    F-5
   Consolidated Statements of Cash Flows for the Five Months Ended May 31, 1996, the
     Seven Months Ended December 31, 1996 and the Years Ended December 31, 1997
     and 1998 .........................................................................    F-6
   Notes to Consolidated Financial Statements .........................................    F-7


(a) (2) Index to Financial Statements Schedules

     The following financial statements schedules required by this item are submitted on pages S-1 through S-3 of this Report.





                                                                  PAGE
                                                                 -----
   Index to Schedules ........................................    S-1
   Report of Independent Public Accountants ..................    S-2
   Schedule II -- Valuation and Qualifying Accounts ..........    S-3


     All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.


(a) (3) Index to Exhibits

     See Index to Exhibits

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 1997.

(c)  Exhibits

     The exhibits required by this Item are listed under Item 14 (a) (3).

(d) Financial Statements Schedules

     The financial  statement  schedules  required by this Item are listed under
Item 14 (a) (2).

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereto duly authorized on March 31, 1999.


                                        KDSM, INC.

                                        By: /s/ David D. Smith
                                           ------------------------------------
                                            David D. Smith
                                            President
                                            Principal Executive Officer


                                        SINCLAIR CAPITAL

                                        By: /s/ David B. Amy
                                           ------------------------------------
                                            David B. Amy
                                            Administrative Trustee

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:





         SIGNATURE                         TITLE                     DATE
---------------------------   ------------------------------   ---------------

      /s/ David D. Smith      President and Director           March 31, 1999
-------------------------     (Principal Executive Officer)
          David D. Smith      KDSM, Inc.
                              Administrative Trustee
                              (Principal Executive Officer)
                              Sinclair Capital

        /s/ David B. Amy      Vice President and Director      March 31, 1999
-------------------------     (Principal Financial and
        David B. Amy          Accounting Officer)
                              KDSM, Inc.
                              Administrative Trustee
                              (Principal Financial and
                              Accounting Officer)
                              Sinclair Capital


                        KDSM, INC. AND SUBSIDIARIES AND
   KDSM-TV, A DIVISION OF RIVER CITY BROADCASTING, L.P. (THE "PREDECESSOR")

                         INDEX TO FINANCIAL STATEMENTS






                                                                                             PAGE
                                                                                            -----
KDSM, INC. AND SUBSIDIARIES
 Report of Independent Public Accountants ...............................................    F-2
 Consolidated Balance Sheets as of December 31, 1997 and 1998 ...........................    F-3
 Consolidated Statements of Operations for the Five Months Ended May 31, 1996, the Seven
   Months Ended December 31, 1996 and the Years Ended December 31, 1997 and 1998 ........    F-4
 Consolidated Statements of Changes in Undistributed Earnings for the Five Months Ended
   May 31, 1996, and Consolidated Statements of Changes in Stockholder's Equity for the
   Seven Months Ended December 31, 1996 and the Years Ended December 31, 1997 and 1998 ..    F-5
 Consolidated  Statements  of Cash Flows for the Five Months Ended May 31, 1996, the
   Seven  Months Ended December 31, 1996 and the Years Ended December 31, 1997 and 1998..    F-6
 Notes to Consolidated Financial Statements .............................................    F-7


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of
Sinclair Broadcast Group, Inc.:


     We have audited the accompanying balance sheets of KDSM, Inc. (a Maryland corporation) and subsidiaries (the Company) as of December 31, 1997 and 1998, and the statements of operations, changes in undistributed earnings and cash flows of KDSM-TV, a division of River City Broadcasting (the Predecessor), a limited partnership for the five months ended May 31, 1996, and the related statements of operations, stockholder's equity and cash flows of KDSM, Inc. and subsidiaries for the seven months ended December 31, 1996 and the years ended December 31, 1997 and 1998. These financial statements are the responsibility of the Company's and the Predecessor's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KDSM, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of operations and cash flows of KDSM-TV, a division of River City Broadcasting (the Predecessor), a limited partnership, for the five months ended May 31, 1996, and the results of its operations and its cash flows of KDSM, Inc. and subsidiaries for the seven months ended December 31, 1996 and the years ended December 31, 1997 and 1998 and in conformity with generally accepted accounting principles.


Baltimore, Maryland,
March 23, 1999

                          KDSM, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)





                                                                                 AS OF DECEMBER 31,
                                                                               -----------------------
                                                                                  1997         1998
                                                                               ----------   ----------
                                    ASSETS
CURRENT ASSETS:
 Cash ......................................................................    $     11     $      7
 Accounts receivable, net of allowance for doubtful accounts of $30 and $33,
   respectively ............................................................       2,150        2,107
 Dividends receivable from parent ..........................................       1,085        1,085
 Current portion of program contract costs .................................         988          910
 Prepaid expenses and other current assets .................................          33           25
 Deferred barter costs .....................................................         100           28
                                                                                --------     --------
   Total current assets ....................................................       4,367        4,162
PROPERTY AND EQUIPMENT, net ................................................       3,208        3,062
PROGRAM CONTRACT COSTS, less current portion ...............................         925          534
INVESTMENT IN PARENT PREFERRED SECURITIES ..................................     206,200      206,200
DUE FROM PARENT ............................................................       2,673        6,652
OTHER ASSETS, net of accumulated amortization of $664 and $1,889,
 respectively ..............................................................       7,757        6,532
ACQUIRED INTANGIBLE BROADCASTING ASSETS, net of
 accumulated amortization of $1,468 and $2,501, respectively................      33,410       32,377
                                                                                --------     --------
   Total Assets ............................................................    $258,540     $259,519
                                                                                ========     ========
                        LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
 Accounts payable ..........................................................    $     30     $     17
 Accrued liabilities .......................................................         396          386
 Current portion of program contracts payable ..............................       1,612        1,920
 Deferred barter revenues ..................................................         209          102
 Subsidiary trust minority interest expense payable ........................         969          969
                                                                                --------     --------
   Total current liabilities ...............................................       3,216        3,394
PROGRAM CONTRACTS PAYABLE ..................................................       1,241          801
DEFERRED STATE TAXES .......................................................         334          846
                                                                                --------     --------
   Total liabilities .......................................................       4,791        5,041
                                                                                --------     --------
COMMITMENTS AND CONTINGENCIES
COMPANY OBLIGATED MANDATORILY REDEEMABLE
 SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY KDSM
 SENIOR DEBENTURES .........................................................     200,000      200,000
                                                                                --------     --------
STOCKHOLDER'S EQUITY:
 Common stock, $.01 par value, 1,000 shares authorized and 100 shares
   issued and outstanding ..................................................          --           --
 Additional paid-in capital ................................................      51,149       51,149
 Retained earnings .........................................................       2,600        3,329
                                                                                --------     --------
   Total stockholder's equity ..............................................      53,749       54,478
                                                                                --------     --------
   Total Liabilities and Stockholder's Equity ..............................    $258,540     $259,519
                                                                                ========     ========


 The accompanying notes are an integral part of these consolidated statements.

                         KDSM, INC. AND SUBSIDIARIES AND
    KDSM-TV, A DIVISION OF RIVER CITY BROADCASTING, L.P. (THE "PREDECESSOR"),
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE FIVE MONTHS ENDED MAY 31, 1996,
                    THE SEVEN MONTHS ENDED DECEMBER 31, 1996
                 AND THE YEARS ENDED DECEMBER 31, 1997 AND 1998
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                       PREDECESSOR     COMPANY
                                                                       FIVE MONTHS   SEVEN MONTHS
                                                                          ENDED          ENDED
                                                                         MAY 31,      DECEMBER 31,    COMPANY      COMPANY
                                                                           1996          1996           1997         1998
                                                                      ------------- -------------- ------------ ------------
REVENUES:
 Station broadcast revenues, net of agency commissions of $494,
  $731, $1,204 and $1,200 respectively...............................    $ 3,478        $4,740      $   8,140    $   8,363
 Revenues realized from station barter arrangements .................         85           119            398          552
                                                                         -------        ------      ---------    ---------
  Total revenues ....................................................    $ 3,563        $4,859          8,538        8,915
                                                                         -------        ------      ---------    ---------
OPERATING EXPENSES:
 Program and production .............................................        509           627          1,199        1,153
 Selling, general and administrative ................................      1,321         1,316          2,482        2,612
 Expenses realized from station barter arrangements .................         98           127            283          377
 Amortization of program contract costs and net realizable value
  adjustments .......................................................        507           864          1,579        1,710
 Depreciation and amortization of property and equipment ............        233           191            354          381
 Amortization of acquired intangible broadcasting assets and other
  assets ............................................................        277           544          1,588        2,258
                                                                         -------        ------      ---------    ---------
  Total operating expenses ..........................................      2,945         3,669          7,485        8,491
                                                                         -------        ------      ---------    ---------
  Broadcast operating income ........................................        618         1,190          1,053          424
                                                                         -------        ------      ---------    ---------
OTHER INCOME (EXPENSE):
 Parent preferred stock dividend income .............................         --            --         20,826       26,033
 Subsidiary trust minority interest expense .........................         --            --        (18,600)     (23,250)
 Interest income ....................................................         --            --             --          239
                                                                         -------        ------      ---------    ---------
  Income before allocation of consolidated federal income taxes
    and state income taxes ..........................................        618         1,190          3,279        3,446
ALLOCATION OF CONSOLIDATED FEDERAL INCOME
 TAXES ..............................................................         --           412          1,123        2,205
STATE INCOME TAXES ..................................................         --            73            261          512
                                                                         -------        ------      ---------    ---------
NET INCOME ..........................................................    $   618        $  705      $   1,895    $     729
                                                                         =======        ======      =========    =========
Basic and diluted net income per common share .......................    $    --        $7,050      $  18,950    $   7,290
                                                                         =======        ======      =========    =========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING...........................         --           100            100          100
                                                                         =======        ======      =========    =========
PRO FORMA NET INCOME AFTER IMPUTING AN INCOME
 TAX PROVISION:
Net income, as reported .............................................    $   618
Imputed income tax provision ........................................        247
                                                                         -------
 Pro forma net income ...............................................    $   371
                                                                         =======


 The accompanying notes are an integral part of these consolidated statements.

                        KDSM, INC. AND SUBSIDIARIES AND
    KDSM-TV, A DIVISION OF RIVER CITY BROADCASTING, L.P. (THE "PREDECESSOR")
         CONSOLIDATED STATEMENTS OF CHANGES IN UNDISTRIBUTED EARNINGS
                    FOR THE FIVE MONTHS ENDED MAY 31, 1996,
      AND CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY FOR
         THE SEVEN MONTHS ENDED DECEMBER 31, 1996 AND THE YEARS ENDED
                          DECEMBER 31, 1997 AND 1998
                                (IN THOUSANDS)





                                                                                 TOTAL
                                                                             UNDISTRIBUTED
             PREDECESSOR                                                        EARNINGS
------------------------------------                                        --------------
BALANCE, December 31, 1995 .........                                             $5,046
 Net Income ........................                                                618
                                                                                 ------
BALANCE, May 31, 1996 ..............                                             $5,664
                                                                                 ======


                                                      ADDITIONAL                      TOTAL
                                           COMMON       PAID-IN      RETAINED     STOCKHOLDER'S
                COMPANY                     STOCK       CAPITAL      EARNINGS        EQUITY
---------------------------------------   --------   ------------   ----------   --------------
BALANCE, June 1, 1996 .................     $ --        $36,811       $   --         $36,811
 Net income ...........................       --             --          705             705
                                            ----        -------       ------         -------
BALANCE, December 31, 1996 ............       --         36,811          705          37,516
 Parent capital contributions .........       --         14,338           --          14,338
 Net income ...........................       --             --        1,895           1,895
                                            ----        -------       ------         -------
BALANCE, December 31, 1997 ............       --         51,149        2,600          53,749
 Net income ...........................       --             --          729             729
                                            ----        -------       ------         -------
BALANCE, December 31, 1998 ............     $ --        $51,149       $3,329         $54,478
                                            ====        =======       ======         =======

 The accompanying notes are an integral part of these consolidated statements.

                         KDSM, INC. AND SUBSIDIARIES AND
    KDSM-TV, A DIVISION OF RIVER CITY BROADCASTING, L.P. (THE "PREDECESSOR"),
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE FIVE MONTHS ENDED MAY 31, 1996,
                    THE SEVEN MONTHS ENDED DECEMBER 31, 1996
                AND THE YEARS ENDED DECEMBER 31, 1997 AND 1998
                                (IN THOUSANDS)


                                                                            PREDECESSOR
                                                                            FIVE MONTHS
                                                                               ENDED
                                                                              MAY 31,
                                                                                1996
                                                                           -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ..............................................................    $  618
 Adjustments to reconcile net income to net cash flows from
  operating activities -
  Depreciation and amortization of property and equipment ................       233
  Amortization of acquired intangible broadcasting assets and other
    assetsassets...... ...................................................       277
  Amortization of program contract costs and net realizable value
    adjustments ..........................................................       507
 Changes in assets and liabilities, net of effects of acquisitions and dispositions-
  (Increase) decrease in accounts receivable, net ........................        21
  Increase in dividend receivable from parent ............................        --
  Decrease (increase) in prepaid expenses and other current assets.               82
  Increase (decrease) in accounts payable and accrued liabilities ........        79
  Increase in deferred state taxes .......................................        --
  Net effect of change in deferred barter revenues and deferred
    barter costs .........................................................        61
  Increase in subsidiary trust minority interest expense payable .........        --
 Payments on program contracts payable ...................................      (891)
                                                                              ------
 Net cash flows from operating activities ................................       987
                                                                              ------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in Parent Preferred Securities ...............................        --
 Payment for exercise of purchase option .................................        --
 Acquisition of property and equipment ...................................       (29)
 Proceeds from disposal of property and equipment ........................        --
                                                                              ------
 Net cash flows from investing activities ................................       (29)
                                                                              ------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in due from parent ...........................................      (773)
 Contributions of capital ................................................        --
 Prepayment of excess syndicated program contract liabilities ............      (216)
 Net proceeds from subsidiary trust securities offering ..................        --
                                                                              ------
  Net cash flows from financing activities ...............................      (989)
                                                                              ------
NET INCREASE (DECREASE) IN CASH ..........................................       (31)
CASH, beginning of period ................................................        62
                                                                              ------
CASH, end of period ......................................................    $   31
                                                                              ======
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
 Contribution of capital - building ......................................    $   --
                                                                              ======
 Subsidiary trust minority interest payments .............................    $   --
                                                                              ======
 Parent preferred stock dividend income ..................................    $   --
                                                                              ======




                                                                              COMPANY
                                                                            SEVEN MONTHS
                                                                                ENDED
                                                                             DECEMBER 31,    COMPANY       COMPANY
                                                                                1996           1997          1998
                                                                           -------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ..............................................................   $     705     $     1,895    $   729
 Adjustments to reconcile net income to net cash flows from
  operating activities -
  Depreciation and amortization of property and equipment ................         191             354        381
  Amortization of acquired intangible broadcasting assets and other
    assetsassets...... ...................................................         544           1,588      2,258
  Amortization of program contract costs and net realizable value
    adjustments ..........................................................         864           1,579      1,710
 Changes in assets and liabilities, net of effects of acquisitions and dispositions-
  (Increase) decrease in accounts receivable, net ........................      (2,053)            (98)        43
  Increase in dividend receivable from parent ............................          --          (1,085)        --
  Decrease (increase) in prepaid expenses and other current assets.                (67)             53          8
  Increase (decrease) in accounts payable and accrued liabilities ........         636            (276)       (23)
  Increase in deferred state taxes .......................................          73             261        512
  Net effect of change in deferred barter revenues and deferred
    barter costs .........................................................           9              39        (35)
  Increase in subsidiary trust minority interest expense payable .........          --             969         --
 Payments on program contracts payable ...................................        (242)         (1,219)    (1,373)
                                                                             ---------     -----------    --------
 Net cash flows from operating activities ................................         660           4,060      4,210
                                                                             ---------     -----------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in Parent Preferred Securities ...............................          --        (206,200)        --
 Payment for exercise of purchase option .................................          --          (1,576)        --
 Acquisition of property and equipment ...................................        (161)           (197)      (235)
 Proceeds from disposal of property and equipment ........................          --              --         --
                                                                             ---------     -----------    --------
 Net cash flows from investing activities ................................        (161)       (207,973)      (235)
                                                                             ---------     -----------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in due from parent ...........................................        (496)         (2,611)    (3,979)
 Contributions of capital ................................................          --          13,776         --
 Prepayment of excess syndicated program contract liabilities ............          --              --         --
 Net proceeds from subsidiary trust securities offering ..................          --         192,756         --
                                                                             ---------     -----------    --------
  Net cash flows from financing activities ...............................        (496)        203,921     (3,979)
                                                                             ---------     -----------    --------
NET INCREASE (DECREASE) IN CASH ..........................................           3               8           (4)
CASH, beginning of period ................................................          --               3         11
                                                                             ---------     -----------    ---------
CASH, end of period ......................................................   $       3     $        11    $     7
                                                                             =========     ===========    =========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
 Contribution of capital - building ......................................   $      --     $       562    $    --
                                                                             =========     ===========    =========
 Subsidiary trust minority interest payments .............................   $      --     $    17,631    $23,250
                                                                             =========     ===========    =========
 Parent preferred stock dividend income ..................................   $      --     $    19,742    $26,033
                                                                             =========     ===========    =========


 The accompanying notes are an integral part of these consolidated statements.

                    KDSM, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1997 AND 1998


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION
---------------------

The accompanying consolidated financial statements include the accounts of KDSM, Inc., Sinclair Capital (a subsidiary trust), and KDSM Licensee, Inc., which are collectively referred to hereafter as "the Company" or "KDSM." The Company is a television broadcaster serving the Des Moines, Iowa area through station KDSM on Channel 17, a Fox affiliate. This station was wholly owned and operated by River City Broadcasting, L.P. (RCB) through its ownership in KDSM-TV, a division of RCB (the "Predecessor") through May 31, 1996. Sinclair Broadcast Group, Inc. (Sinclair) purchased the non-license assets of KDSM-TV from RCB on May 31, 1996, and exercised its option to acquire the license assets of KDSM-TV from RCB on April 22, 1997. KDSM owns all of the issued and outstanding common stock of KDSM Licensee, Inc. and all of the common trust interests of Sinclair Capital. All intercompany amounts are eliminated in consolidation.

The accompanying December 31, 1997 and 1998 consolidated balance sheets and related statements of operations and cash flows for the seven-month period ended December 31, 1996 and the years ended December 31, 1997 and 1998, are presented on a new basis of accounting. The accompanying financial statements for the five-month period ended May 31, 1996, are presented as "predecessor" financial statements (see Note 8).

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

                          KDSM, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1997 AND 1998 - (CONTINUED)

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

OTHER ASSETS
------------

Other assets primarily consist of costs related to the issuance of the HYTOPS in March of 1997. These costs are being amortized on a straight-line basis over a 12 year period which represents the date they are mandatorily redeemable.

ACQUIRED INTANGIBLE BROADCASTING ASSETS
---------------------------------------

Acquired intangible broadcasting assets are being amortized over periods of 15 to 40 years. These amounts result from the acquisition of the broadcasting assets of KDSM-TV by Sinclair from RCB. The Company monitors and continually evaluates the realizability of intangible and tangible assets and the existence of any impairment to its recoverability based on the projected undiscounted cash flows of the respective stations. Management believes that the carrying amounts of the Company's tangible and intangible assets have not been impaired.

Intangible assets, at cost, as of December 31, 1997 and 1998, consist of the following (in thousands):


                                                  AMORTIZATION
                                                     PERIOD         1997         1998
                                                 -------------   ----------   ----------
       Goodwill ..............................   40 years         $ 26,777     $ 26,777
       Decaying advertiser base ..............   15 years            1,452        1,452
       FCC licenses ..........................   25 years            4,966        4,966
       Network affiliations ..................   25 years            1,683        1,683
                                                                  --------     --------
                                                                    34,878       34,878
       Less-Accumulated amortization .........                      (1,468)      (2,501)
                                                                  --------     --------
                                                                  $ 33,410     $ 32,377
                                                                  ========     ========


ACCRUED LIABILITIES
-------------------

Accrued liabilities consist of the following as of December 31, 1997 and 1998 (in thousands):


                                    1997          1998
                                   ------       -------
  Compensation .................    $230         $206
  Other ........................     166          180
                                    ----         ----
                                    $396         $386
                                    ====         ====


                          KDSM, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1997 AND 1998 - (CONTINUED)

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

2. PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed under the straight-line method over the following estimated useful lives:



         Buildings and improvements  ............   10--35 years
         Station equipment ......................    5--10 years
         Office furniture and equipment .........    5--10 years
         Leasehold improvements .................   10--31 years
         Automotive equipment ...................    3-- 5 years


Property and equipment consisted of the following as of December 31, 1997 and 1998 (in thousands):




                                                        1997         1998
                                                     ----------   ----------
         Buildings and improvements ..............        751          800
         Station equipment .......................      2,693        2,843
         Office furniture and equipment ..........        249          285
         Leasehold improvements ..................         34           34
         Automotive equipment ....................         26           26
                                                        -----        -----
                                                        3,753        3,988
         Less-Accumulated depreciation and
          amortization ...........................       (545)        (926)
                                                        -----        -----
                                                       $3,208       $3,062
                                                       ======       ======


3. PROGRAM CONTRACTS PAYABLE:

Future payments required under program contracts payable as of December 31, 1998, are as follows (in thousands):



         1999 ..........................................    $  1,920
         2000 ..........................................         495
         2001 ..........................................         259
         2002 ..........................................          47
                                                            --------
                                                               2,721
         Less: Current portion .........................      (1,920)
                                                            --------
         Long-term portion of program contracts payable.    $    801
                                                            ========


                          KDSM, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1997 AND 1998 - (CONTINUED)

Included in the current portion amounts are payments due in arrears of $388,000. In addition, the Company has entered into noncancelable commitments for future program rights aggregating $2.6 million as of December 31, 1998.

The Company has estimated the fair value of its program contract payables and noncancelable commitments at approximately $2.7 million and $164,000, respectively, as of December 31, 1997, and $2.4 million and $2.0 million, respectively, at December 31, 1998, based on future cash flows discounted at the Company's current borrowing rate.

4. RELATED PARTY TRANSACTIONS:

The Predecessor's financial statements of KDSM-TV were included in the consolidated financial statements of RCB. RCB corporate expenses were allocated to KDSM-TV and each of RCB's stations to cover the salaries and expenses of senior management. Total management fees and expenses, including allocated corporate expenses, for the five months ended May 31, 1996, totaled approximately $290,000.

The financial statements of KDSM, Inc. and subsidiaries are included in the consolidated financial statements of Sinclair. Sinclair corporate expenses are allocated to KDSM and each of the Sinclair subsidiaries to cover the salaries and expenses of senior management. Total management fees and expenses, including allocated corporate expenses, for the seven months ended December 31, 1996 and the years ended December 31, 1997 and 1998, were approximately $146,000,
$283,000 and $270,000, respectively. Management believes these amounts approximate the charges which would have been incurred had the services been purchased from independent third parties. Sinclair also provides and receives short-term cash advances to and from the Company through a central cash management system. The total amount due from Sinclair was approximately $2.7 million and $6.7 million as of December 31, 1997 and 1998.

In connection with the acquisition of KDSM's non-license assets by Sinclair, on May 31, 1996, Sinclair entered into a local marketing agreement (LMA) with RCB to provide programming services. Sinclair made specified periodic payments to RCB in exchange for the right to program and sell advertising. During the seven months ended December 31, 1996, Sinclair made payments of approximately $172,000 to RCB in connection with the LMA. In addition, during 1997, Sinclair made $8,000 of payments related to the LMA with RCB before the FCC license was transferred to KDSM (see Note 11). These payments were included in the accompanying statement of operations as program and production expenses for the seven months ended December 31, 1996 and the year ended December 31, 1997. KDSM reimbursed Sinclair for these payments, and any amounts due to Sinclair have been included in the net due from Parent amount in the accompanying consolidated balance sheets.

5. INCOME TAXES:

No income tax provision has been included in the Predecessor's financial statements for the five months ended May 31, 1996, since profit and loss and the related tax attributes are deemed to be distributed to, and reportable by, the partners of RCB on their respective income tax returns.

A pro forma income tax provision, along with the related pro forma effect on net income, is presented in the accompanying statement of operations. The pro forma income taxes for the year ended December 31, 1996 are the product of multiplying the estimated blended federal and state statutory rate of 40% by net income as reported in the statement of operations.

Sinclair files a consolidated federal tax return, and separate state tax returns for each of its subsidiaries. It is Sinclair's policy to charge KDSM for its federal income tax provision through intercompany charges, and KDSM is directly responsible for its current state tax liabilities. The accompanying financial statements have been prepared in accordance with the separate return method of FASB 109, whereby

                          KDSM, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1997 AND 1998 - (CONTINUED)

the allocation of federal tax provision due to the Parent is based on what the subsidiary's current and deferred federal tax provision would have been had the subsidiary filed a federal income tax return outside its consolidated group. Given that KDSM is required to reimburse Sinclair for its federal tax provision, the federal income tax provision is recorded as an intercompany charge and included as a reduction of the due from Parent amount in the accompanying consolidated balance sheets as a current obligation. Accordingly, KDSM has no federal deferred income taxes. Since KDSM is directly responsible for its state taxes, all deferred tax assets or liabilities are related to state income taxes. The Company had no alternative minimum tax credit carryforwards as of December 31, 1997 and 1998.

The allocation of consolidated income taxes consists of the following for the years ended December 31, 1997 and 1998 (in thousands):


                                        1997        1998
                                      ---------   ---------
  Current .................
  Federal .................            $1,123      $2,205
  State ...................              --          --
                                       ------      ------
                                        1,123       2,205
                                       ------      ------
  Deferred ................
  Federal .................              --          --
  State ...................               261         512
                                       ------      ------
                                       $1,384      $2,717
                                       ======      ======

The following is a reconciliation of federal income taxes at the applicable statutory rate to the recorded provision:

                                                                      1997         1998
                                                                   ----------   ----------
         Statutory federal income taxes ........................       35.0%        35.0%
         Adjustments- ..........................................
          State income taxes ...................................        7.9          7.9
          Non-deductible expense items .........................         --          0.2
          Tax liability related to dividends on Parent Preferred
           Stock (a) ...........................................         --         35.6
          Other ................................................       (0.7)         0.1
                                                                       ----         ----
         Provision for income taxes ............................       42.2%        78.8%
                                                                       ====         ====

(a) In March 1997, the Company issued the HYTOPS securities. In connection with this transaction, Sinclair Broadcast Group, Inc. (the "Parent") issued $206.2 million of Series C Preferred Stock (the "Parent Preferred Stock") to KDSM, Inc., a wholly owned subsidiary. Parent Preferred Stock dividends paid to KDSM, Inc. are considered taxable income for Federal tax purposes and not considered income for book purposes. Also for Federal tax purposes, KDSM, Inc. is allowed a tax deduction for dividends received on the Parent Preferred Stock in an amount e qual to Parent Preferred Stock dividends received in each taxable year limited to the extent that the Parent's consolidated group has "earnings and profits." To the extent that dividends received by KDSM, Inc. are in excess of the Parent's consolidated group earnings and profits, the Parent will reduce its tax basis in the Parent Preferred Stock which gives rise to a deferred tax liability (to be recognized upon redemption) and KDSM, Inc.'s dividend income is treated as a permanent difference between taxable income and book income. During the years ended December 31, 1997 and 1998, the Parent did not generate "earnings and profits" in an amount greater than or equal to dividends paid on the Parent Preferred Stock. This resulted in a reduction in basis of the Parent's Series C Preferred Stock and generated a related deferred tax liability.


The following table summarizes the state tax effects of the significant types of temporary differences between financial reporting basis and tax basis which were generated during the years ended December 31, 1997 and 1998 (in thousands):

                                                1997        1998
                                             ---------   ---------
       Net operating losses ..............    $1,446      $2,572
       Film amortization .................        12          42
       Fixed asset depreciation ..........       (77)        (89)

                          KDSM, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1997 AND 1998 - (CONTINUED)


                                                                                 1997          1998
                                                                             -----------   -----------
       Intangible amortization ...........................................        (182)         (241)
       Parent preferred stock deferred tax liability [see (a) above] .....      (1,541)       (3,152)
       Other .............................................................          10            22
                                                                                ------        ------
                                                                              $   (334)     $   (846)
                                                                              ========      ========

The deferred state tax liability represents the state tax benefits related to the temporary differences listed above. The estimated blended federal and state statutory rate was 41.9% for the years ended December 31, 1997 and 1998.

6. EMPLOYEE BENEFITS:

Substantially all employees of KDSM, as of May 31, 1996, were covered under a qualified profit-sharing plan administered by RCB, which included a thrift provision qualifying under Section 401(k) of the Internal Revenue Code. The provision allowed the participants to contribute up to 12% of their compensation in the plan year, subject to statutory limitations. As of May 31, 1996, KDSM participates in Sinclair's retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees of the Company who meet minimum age or service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Contributions from the Company are made on an annual basis in an amount equal to 50% of the participating employee contributions, to the extent such contributions do not exceed 4% of the employees' eligible compensation during the year.

7. COMMITMENTS AND CONTINGENCIES:

LITIGATION
----------

The Company is involved in certain litigation matters arising in the normal course of business. In the opinion of management, these matters are not significant and will not have a material adverse effect on the Company's financial position.

OPERATING LEASES
----------------

The Company leases certain property and equipment under noncancellable operating lease agreements. Rental expense charged to income for the five months ended May 31, 1996, the seven months ended December 31, 1996 and the years ended December 31, 1997 and 1998, was approximately $5,000, $7,000, $25,000 and $31,000, respectively. Future minimum lease payments under noncancellable operating leases are approximately (in thousands):



            1999 ...............................    $ 22
            2000 ...............................      15
            2001 ...............................      10
            2002 ...............................      10
            2003 ...............................      10
            2004 and thereafter ................     323
                                          ----
                                          $390
                                          ====

8. ACQUISITION OF BUSINESS:

On May 31, 1996, Sinclair acquired all of the non-license assets of the Company from RCB for approximately $36.8 million. In connection with this purchase, the Company purchased an option to acquire the license assets of KDSM for approximately $3.4 million, with an option exercise price of approximately $1.6 million and entered into an LMA with RCB as described in Note 4. None of the

                          KDSM, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1996, 1997 AND 1998 - (CONTINUED)

current assets of KDSM were acquired. The acquisition was accounted for under the purchase method of accounting whereby the purchase price was allocated to property and equipment, acquired intangible broadcasting assets, other intangible assets and purchase options of $2.8 million, $3.1 million, $27.5 million and $3.4 million, respectively.

9. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY KDSM SENIOR DEBENTURES:

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

10. PARENT PREFERRED SECURITIES:

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

11. EXERCISE OF OPTION TO ACQUIRE LICENSE ASSETS:

During 1997, the FCC granted approval for transfer of the FCC license of KDSM from RCB to the Company. The Company exercised its option to acquire the License Assets (the assets essential for broadcasting a television signal in compliance with regulatory guidelines) of KDSM from RCB for an option exercise payment of approximately $1.6 million.

                          KDSM, INC. AND SUBSIDIARIES

                              INDEX TO SCHEDULES



Report of Independent Public Accountants .................   S-2
Schedule II -- Valuation and Qualifying Accounts .........   S-3

All schedules except those listed above are omitted as not applicable or not required or the required information is included in the consolidated financial statements or in the notes thereto.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of
Sinclair Broadcast Group, Inc.:


We have audited in accordance with generally accepted auditing standards, the consolidated balance sheets, statements of operations, changes in stockholder's equity and cash flows of KDSM, Inc. and Subsidiaries included in this Form 10-K and have issued our report thereon dated March 23, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Baltimore, Maryland,
March 23, 1999

                                                                    SCHEDULE II


                          KDSM, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                (IN THOUSANDS)





                                              BALANCE AT     CHARGED TO                     BALANCE
                                               BEGINNING      COSTS AND                     AT END
                DESCRIPTION                    OF PERIOD      EXPENSES      DEDUCTIONS     OF PERIOD
------------------------------------------   ------------   ------------   ------------   ----------
Predecessor 1996
 Allowance for doubtful accounts .........        $12            $38             --           $50
Company 1996
 Allowance for doubtful accounts .........         --             39             --            39
Company 1997
 Allowance for doubtful accounts .........         39             39            $48            30
Company 1998
 Allowance for doubtful accounts .........         30             13             10            33

                                                   EXHIBIT INDEX

   EXHIBIT
     NO.                                               DESCRIPTION
------------   -------------------------------------------------------------------------------------------
 3.1(a)        Amended and Restated Trust Agreement, dated as of March 12, 1997 among KDSM, Inc.,
               First Union National Bank of Maryland, First Union Bank of Delaware, David D. Smith and
               David B. Amy
 3.2(a)        Articles of Incorporation of KDSM, Inc., as of April 22, 1996
 3.3(a)        By-Laws of KDSM, Inc.
 4.1(a)        Indenture, dated as of March 12, 1997 among KDSM, Inc., Sinclair Broadcast Group, Inc. and
               First Union National Bank of Maryland
 4.2(a)        Pledge and Security Agreement dated as of March 12, 1997 between KDSM, Inc. and First
               Union National Bank of Maryland
 4.3(a)        Form of 11 5/8% High Yield Trust Offered Preferred Securities of Sinclair Capital
 4.4(a)        Form of 11 5/8% Senior Debentures due 2009 of KDSM, Inc. (included in Exhibit 4.1)
 4.5(a)        Form of Parent Guarantee Agreement between Sinclair Broadcast Group, Inc. and First
               Union National Bank of Maryland
 27            Financial Data Schedule of KDSM, Inc.

----------
(a) Incorporated by reference from the Company's Registration Statement on Form S-4, No. 333-26427.