Form 10-Q
period 1999-03-31
KDSM INC
filed 1999-05-14
CIK 1039583

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)

          [X]  QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ____________ to ____________.

                      Commission File Number : 333-26427-01

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

                          ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

As of May 12, 1999, there were 100 shares of Common Stock, $.01 par value of KDSM, Inc., issued and outstanding and 2,000,000 shares of $200 million aggregate liquidation value of 115/8% High Yield Trust Offered Preferred
Securities of Sinclair Capital, a subsidiary trust of KDSM, Inc., issued and outstanding.

                           KDSM, INC. AND SUBSIDIARIES

                                    Form 10-Q
                      For the Quarter Ended March 31, 1999

                                TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          ----
PART I. FINANCIAL INFORMATION

    Item 1.     Consolidated Financial Statements

        Consolidated Balance Sheets as of December 31, 1998 and
               March 31, 1999...........................................................................     4

        Consolidated Statements of Operations for the Three Months
               Ended March 31, 1998 and 1999............................................................     5

        Consolidated Statement of Stockholder's Equity for the Three Months
               March 31, 1999...........................................................................     6

        Consolidated Statements of Cash Flows for the Three Months
               Ended March 31, 1998 and 1999............................................................     7

        Notes to Unaudited Consolidated Financial Statements............................................     8

    Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations.....................................................     9

    Item 3.    Quantitative and Qualitative Disclosure About Market Risk................................    12

PART II.  OTHER INFORMATION

    Item 6.    Exhibits and Reports on Form 8-K.........................................................    12

        Signature.......................................................................................    13

                           KDSM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                            DECEMBER 31,       MARCH 31,
                                                                                                1998              1999
                                                                                          ---------------   -------------
                                         ASSETS
CURRENT ASSETS:
    Cash............................................................................      $            7    $            2
    Accounts receivable, net of allowance for doubtful accounts.....................               2,107             1,844
    Dividends receivable from parent................................................               1,085             1,085
    Current portion of program contract costs.......................................                 910               608
    Prepaid expenses and other current assets.......................................                  25                13
    Deferred barter costs ..........................................................                  28                26
                                                                                          --------------    --------------
           Total current assets.....................................................               4,162             3,578
PROPERTY AND EQUIPMENT, net.........................................................               3,062             2,981
PROGRAM CONTRACT COSTS, less current portion........................................                 534               427
INVESTMENT IN PARENT PREFERRED SECURITIES...........................................             206,200           206,200
DUE FROM PARENT ....................................................................               6,652             7,820
OTHER ASSETS                                                                                       6,532             6,371
ACQUIRED INTANGIBLE BROADCASTING ASSETS, net........................................              32,377            32,119
                                                                                          --------------    --------------
           Total Assets ............................................................      $      259,519    $      259,496
                                                                                          ==============    ==============

                          LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
    Accounts payable................................................................      $           17    $           27
    Accrued liabilities.............................................................                 386               356
    Current portion of program contracts payable....................................               1,920             1,389
    Deferred barter revenues........................................................                 102                86
    Subsidiary trust minority interest expense payable..............................                 969               969
                                                                                          --------------    --------------
           Total current liabilities................................................               3,394             2,827
PROGRAM CONTRACTS PAYABLE...........................................................                 801               835
DEFERRED STATE TAXES                                                                                 846               960
                                                                                          --------------    --------------
           Total liabilities........................................................               5,041             4,622
                                                                                          --------------    --------------
COMMITMENTS AND CONTINGENCIES
COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF  SUBSIDIARY
    TRUST  HOLDING  SOLELY KDSM SENIOR DEBENTURES ..................................             200,000           200,000
                                                                                          --------------    --------------
STOCKHOLDER'S EQUITY:
    Common stock, $.01 par value, 1,000 shares authorized
        and 100 shares issued and outstanding.......................................                   -                 -
    Additional paid-in capital......................................................              51,149            51,149
    Retained earnings.................................................................             3,329             3,725
                                                                                          --------------    --------------
           Total stockholder's equity...............................................              54,478            54,874
                                                                                          --------------    --------------
           Total Liabilities and Stockholder's Equity...............................      $      259,519    $      259,496
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

                           KDSM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    THREE MONTHS      THREE MONTHS
                                                                                        ENDED             ENDED
                                                                                      MARCH 31,         MARCH 31,
                                                                                        1998              1999
                                                                                        ----              ----
        REVENUES:
            Station broadcast revenues, net of agency commissions...............   $       2,133    $       2,193
            Revenues realized from station barter arrangements..................             146              121
                                                                                   -------------    -------------
                   Total revenues...............................................           2,279            2,314
                                                                                   -------------    -------------

        OPERATING EXPENSES:
            Program and production..............................................             293              330
            Selling, general and administrative.................................             734              758
            Expenses realized from station barter arrangements..................             100               73
            Amortization of program contract costs and net
                realizable value adjustments....................................             551              441
            Depreciation and amortization of property and equipment.............              92               99
            Amortization of acquired intangible broadcasting assets
                and other assets................................................             443              418
                                                                                   -------------    -------------
                   Total operating expenses.....................................           2,213            2,119
                                                                                   -------------    -------------
                   Broadcast operating income...................................              66              195
                                                                                   -------------    -------------

        OTHER INCOME (EXPENSE):
            Dividend and interest income........................................           6,611            6,618
            Subsidiary trust minority interest expense..........................          (5,812)          (5,812)
                                                                                   --------------   --------------
                Income before allocation of consolidated federal income taxes
                   and state income taxes.......................................             865            1,001

        ALLOCATION OF CONSOLIDATED FEDERAL INCOME TAXES.........................             297              491

        STATE INCOME TAXES......................................................              68              114
                                                                                   -------------    -------------
        NET INCOME .............................................................   $         500    $         396
                                                                                   =============    =============





         The accompanying notes are an integral part of these unaudited consolidated statements.

                           KDSM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                 (IN THOUSANDS)

                                                             ADDITIONAL                         TOTAL
                                               COMMON         PAID-IN        RETAINED       STOCKHOLDER'S
                                                STOCK         CAPITAL        EARNINGS           EQUITY
                                              ----------    ------------  -------------     -------------
BALANCE, December 31, 1998 .............      $        -    $     51,149   $      3,329     $      54,478
    Net income..........................               -               -            396               396
                                              ----------    ------------  -------------     -------------

BALANCE, March 31, 1999.................      $        -    $     51,149   $      3,725      $     54,874
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

                           KDSM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             THREE MONTHS       THREE MONTHS
                                                                                 ENDED             ENDED
                                                                               MARCH 31,         MARCH 31,
                                                                                 1998               1999
                                                                                 ----               ----
   CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income........................................................    $        500     $        396
       Adjustments to reconcile net income to net cash flows from operating r activities -
           Depreciation and amortization of property and equipment.......              92               99
           Amortization of acquired intangible broadcasting assets and
             other assets................................................             443              418
           Amortization of program contract costs and net realizable
              value adjustments..........................................             551              441
       Changes in assets and liabilities, net of effects of acquisitions and dispositions-
           Decrease in accounts receivable, net..........................             490              263
           Decrease in prepaid expenses and other current assets.........              16               12
           Decrease in accounts payable and
             accrued liabilities.........................................             (13)             (20)
           Increase in state deferred taxes..............................              68              114
           Net effect of change in deferred barter revenues
             and deferred barter costs...................................             (11)             (14)
       Payments on program contracts payable.............................            (516)            (529)
                                                                             -------------    -------------
       Net cash flows from operating activities..........................           1,620            1,180
                                                                             ------------     ------------

   CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of property and equipment.............................             (66)             (17)
                                                                             -------------    -------------
       Net cash flows used in investing activities.......................             (66)             (17)
                                                                             -------------    -------------
   CASH FLOWS FROM FINANCING ACTIVITIES:
       Net change in due from parent.....................................          (1,398)          (1,168)
                                                                             -------------    -------------
           Net cash flows used in financing activities...................          (1,398)          (1,168)
                                                                             -------------    -------------
   NET INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS                                                                    156               (5)
   CASH AND CASH EQUIVALENTS, beginning of period........................              11                7
                                                                             ------------     ------------
   CASH AND CASH EQUIVALENTS, end of period..............................    $        167     $          2
                                                                             ============     ============
   SUPPLEMENTAL SCHEDULE OF NONCASH  INVESTING
       AND FINANCING ACTIVITIES:
       Parent preferred stock dividends..................................    $      6,508     $      6,508
                                                                             ============     ============
       Subsidiary trust minority interest payments.......................    $      5,812     $      5,812
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


INTERIM FINANCIAL STATEMENTS

The consolidated financial statements for the three months ended March 31, 1999 are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements as of December 31,1998 and for the year then ended and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, and cash flows for these periods.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financial statements do not include all disclosures normally included with audited consolidated financial statements, and, accordingly, should be read in conjunction with the December 31, 1998 consolidated balance sheet and related statements of operations and cash flows for the year ended December 31, 1998 and the related notes thereto. The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements of KDSM, Inc. and related notes included elsewhere in this Quarterly report and the audited financial statements and Management's Discussion and Analysis contained in the Company's Form 10-K, for the fiscal year ended December 31, 1998.

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

The following table sets forth certain operating data for three months ended March 31, 1998 and 1999:


OPERATING DATA (dollars in thousands):
--------------------------------------------------------------------------------------------------------------------------
                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                             1998             1999
                                                                             ----             ----
Net broadcast revenues (a)                                                 $ 2,133          $ 2,193
Barter revenues                                                                146              121
                                                                           -------          -------
Total revenues                                                               2,279            2,314
                                                                           -------          -------
Operating Costs (b)                                                          1,027            1,088
Expenses from barter arrangements                                              100               73
Depreciation and amortization                                                1,086              958
                                                                           -------          -------
Broadcast operating income                                                      66              195
Dividend and interest income (d)                                             6,611            6,618
Subsidiary trust minority interest expense (e)                              (5,812)          (5,812)
                                                                           -------          -------
Net income before income taxes                                                 865            1,001
Income taxes                                                                   365              605
                                                                           -------          -------
Net income                                                                 $   500          $   396
                                                                           =======          =======

OTHER DATA:
    Broadcast cash flow (BCF) (f)                                          $   717          $   692
    BCF margin (g)                                                            33.6%            31.6%
    Adjusted EBITDA (h)                                                    $   644          $   629
    Adjusted EBITDA margin (g)                                                30.2%            28.7%
    Program contract payments                                              $   516          $   529
    Corporate management fees                                              $    73          $    63
--------------------------------------------------------------------------------------------------------------------------

a) "Net broadcast revenue" is defined as broadcast revenue net of agency commissions.

b) "Operating costs" include programming and production expenses, selling, general and administrative expenses and stock based compensation.

c) Depreciation and amortization includes amortization of program contract costs and net realizable value adjustments, depreciation and amortization of property and equipment, and amortization of acquired intangible broadcasting assets and other assets including amortization of deferred financing costs.

d) Dividend and interest income primarily results from dividends on the Parent Preferred Securities.

e) Subsidiary trust minority interest expense represents distributions on the HYTOPS.

f) "Broadcast cash flow" is defined as broadcast operating income plus corporate overhead expense, depreciation and amortization (including film amortization and excess syndicated programming), less cash payments for program rights. Cash program payments represent cash payments made for current programs payable and do not necessarily correspond to program usage. The Company has presented broadcast cash flow data, which the Company believes are comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies. However, broadcast cash flow does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

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

Net broadcast revenues increased to $2.2 million for the three months ended March 31, 1999 from $2.1 million for the three months ended March 31, 1998, or 2.8%. When comparing the three months ended March 31, 1999 to the three months ended March 31, 1998, revenues from local advertisers increased $63,000 or 4.6%, revenues from national advertisers increased $15,000 or 2.6% and other revenues decreased $18,000 or 9.9%. The increase in revenues from local and national advertisers primarily resulted from an increase in overall advertiser spending in the Des Moines market, partially offset by a slight decrease in market share. The increase in revenues was partially offset by a decrease in other revenues. This decrease in other revenue primarily resulted from a decrease in network compensation.

Operating costs increased to $1.1 million for the three months ended March 31, 1999 from $1.0 million for the three months ended March 31, 1998, or 5.9%. The increase in operating costs for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 was primarily related to an increase in sales commissions as a result of an increase in broadcast revenues and an increase in promotion and programming costs.

Broadcast  operating  income  increased  to $195,000  for the three months ended
March 31, 1999 from $66,000 for the three months ended March 31, 1998, or 195.5%. The increase in broadcast operating income for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 was primarily attributable to the decrease in amortization of program contracts. Amortization of program contracts decreased to $441,000 for the three months ended March 3, 1999 from $551,000 for the three months ended March 31, 1998 primarily as a result of a decrease in program additions to $1.2 million for the year ended December 31, 1998 from $1.9 million for the year ended December 31, 1997. The majority of these program contracts were added at the end of the third quarter of 1998 and are amortized on an accelerated basis.

The income tax provision increased to $605,000 for the three months ended March 31, 1999 from $365,000 for the three months ended March 31, 1998. The increase for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 is attributable to deferred tax liabilities associated with the HYTOPS. The Company's effective tax rate for the three months ended March 31, 1999 and March 31, 1998 was 60.5% and 42.3%, respectively. The increase in the Company's effective tax rate primarily resulted from the deferred tax liability associated with the HYTOPS.

Net deferred state tax liability increased to $960,000 as of March 31, 1999 from $846,000 as of December 31, 1998. The increase in the Company's deferred tax liability as of March 31, 1999 as compared to December 31, 1998 is primarily due to pre-tax income for the three months ended March 31, 1999. Federal income taxes are allocated to the Company by Sinclair at the statutory rate, are considered payable currently and are reflected as an adjustment to Due to Parent in the Company's balance sheet.

Net Income decreased to $396,000 for the three months ended March 31, 1999 from $500,000 for the three months ended March 31, 1998. The decrease for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 primarily resulted from the increase in the income tax provision offset by a slight decrease in operating expenses and a slight increase in total revenues.

Broadcast cash flow decreased to $692,000 for the three months ended March 31, 1999 from $717,000 for the three months ended March 31, 1998, or 3.5%. The decrease in broadcast cash flow for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 primarily resulted from an increase in operating expenses offset by increase in net broadcast revenues as noted above.

The Company's broadcast cash flow margin decreased to 31.6% for the three months ended March 31, 1999 from 33.6% for the three months ended March 31, 1998. The decrease in broadcast cash flow margin for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 resulted primarily from an increase in operating costs partially offset by an increase in net broadcast revenues as noted above.

Adjusted EBITDA decreased to $629,000 for the three months ended March 31, 1999 from $644,000 for the three months ended March 31, 1998, or 2.3%. The decrease in adjusted EBITDA for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 resulted from the circumstances affecting the broadcast cash flow as noted above. The Company's adjusted EBITDA margin decreased to 28.7% for the three months ended March 31, 1999 from 30.2% for the three months ended March 31, 1998. The decrease in adjusted EBITDA margin for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 resulted primarily from the circumstances affecting broadcast cash flow margins as noted above.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, the Company had cash balances of approximately $2,000 and working capital of approximately $751,000. The Company's primary source of liquidity is cash from operations which management believes to be sufficient to meet operating cash requirements. Cash requirements or excess cash from operations are funded by or deposited into Sinclair's centralized banking system utilized by all of its wholly owned subsidiaries.

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


YEAR 2000 COMPLIANCE

The Company has commenced a process to assure Year 2000 compliance of all hardware, software, broadcast equipment and ancillary equipment that are date dependent. The process involves four phases:

Phase I - Inventory and Data Collection. This phase involves an identification of all items that are date dependent. The Company commenced this phase in the third quarter of 1998, and Management estimates it has completed approximately 75% of this phase as of the date hereof. The Company expects to complete this phase by the end of the second quarter of 1999.

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

The Company has developed a contingency/emergency plan to address Year 2000 worst case scenarios. The contingency plan includes, but is not limited to, addressing (i) regional power facilities, (ii) interruption of satellite delivered programming, (iii) replacement or repair of equipment not discovered or fixed during the year 2000 compliance process and (iv) local security measures that may become necessary relating to the Company's properties. The contingency plan involves obtaining alternative sources if existing sources of these goods and services are not available. Although the contingency plan is designed to reduce the impact of disruptions from these sources, there is no assurance that the plan will avoid material disruptions in the event one or more of these events occur.

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


ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     NOT APPLICABLE


PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(A)  EXHIBITS

     27   Financial Data Schedule


(B)  REPORTS ON FORM 8-K

     NONE.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized in the city of Baltimore, Maryland on the 13th day of May.

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