Form 10-Q
period 1999-06-30
KDSM INC
filed 1999-08-16
CIK 1039583

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       [X]        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

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

                              10706 BEAVER DAM ROAD
                          COCKEYSVILLE, MARYLAND 21093
                    (Address of principal executive offices)

                                 (410) 568-1500
              (Registrant's telephone number, including area code)

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

                              10706 BEAVER DAM ROAD
                          COCKEYSVILLE, MARYLAND 21093
                    (Address of principal executive offices)

                                 (410) 568-1500
              (Registrant's telephone number, including area code)

                                      NONE
                 (Former name, former address and former fiscal
                       year-if changed since last report)

                           ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

As of August 13, 1999, there were 100 shares of Common Stock, $.01 par value of KDSM, Inc., issued and outstanding and 2,000,000 shares of $200 million aggregate liquidation value of 115/8% High Yield Trust Offered Preferred
Securities of Sinclair Capital, a subsidiary trust of KDSM, Inc., issued and outstanding.

The registrants each meet the conditions for reduced disclosure set forth in General Instruction H (1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

                           KDSM, INC. AND SUBSIDIARIES


                                    Form 10-Q
                     For the Six Months Ended June 30, 1999

                                TABLE OF CONTENTS


                                                                                                Page
                                                                                               ------

PART I. FINANCIAL INFORMATION

    Item 1.     Consolidated Financial Statements

        Consolidated Balance Sheets as of December 31, 1998 and
               June 30, 1999..................................................................    4

        Consolidated Statements of Operations for the Three Months and Six Months
               Ended June 30, 1998 and 1999...................................................    5

        Consolidated Statement of Stockholder's Equity for the Six Months
               Ended June 30, 1999............................................................    6

        Consolidated Statements of Cash Flows for the Six Months
               Ended June 30, 1998 and 1999...................................................    7

        Notes to Unaudited Consolidated Financial Statements..................................    8

    Item 2.     Management's Discussion and Analysis of
        Financial Condition and Results of Operations.........................................    9

    Item 3.     Quantitative and Qualitative Disclosure About Market Risk.....................   12

PART II.  OTHER INFORMATION

    Item 6.    Exhibits and Reports on Form 8-K...............................................   12

        Signature.............................................................................   13


                           KDSM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                                             December 31,      June 30,
                                                                                 1998              1999
                                                                            ---------------   ----------
                       ASSETS

CURRENT ASSETS:
         Cash .........................................................          $      7   $        7
         Accounts receivable, net of allowance for doubtful accounts ..             2,107        1,605
         Dividends receivable from parent .............................             1,085        1,085
         Current portion of program contract costs ....................               910          506
         Prepaid expenses and other current assets ....................                25           17
         Deferred barter costs ........................................                28           24
                                                                                 --------     --------
                           Total current assets .......................             4,162        3,244
PROPERTY AND EQUIPMENT, net ...........................................             3,062        2,930
PROGRAM CONTRACT COSTS, less current portion ..........................               534          312
INVESTMENT IN PARENT PREFERRED SECURITIES .............................           206,200      206,200
DUE FROM PARENT .......................................................             6,652        9,029
OTHER ASSETS ..........................................................             6,532        6,212
ACQUIRED INTANGIBLE BROADCASTING ASSETS, net ..........................            32,377       31,861
                                                                                 --------     --------
                           Total Assets ...............................          $259,519     $259,788
                                                                                 ========     ========
                     LIABILITIES AND STOCKHOLDERS'S EQUITY
CURRENT LIABILITIES:
         Accounts payable .............................................           $    17   $       14
         Accrued liabilities ..........................................               386          385
         Current portion of program contracts payable .................             1,920        1,090
         Deferred barter revenues .....................................               102           58
         Subsidiary trust minority interest expense payable ...........               969          969
                                                                                 --------     --------

                           Total current liabilities ..................             3,394        2,516
PROGRAM CONTRACTS PAYABLE .............................................               801          656
DEFERRED STATE TAXES ..................................................               846        1,127
                                                                                 --------     --------
                           Total liabilities ..........................             5,041        4,299
                                                                                 --------      -------
COMMITMENTS AND CONTINGENCIES
COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF  SUBSIDIARY
    TRUST  HOLDING  SOLELY KDSM SENIOR DEBENTURES .....................           200,000      200,000
                                                                                 --------      -------
STOCKHOLDER'S EQUITY:
         Common stock, $.01 par value, 1,000 shares authorized  and 100
             shares issued and outstanding ...........................               --           --
         Additional paid-in capital ...................................            51,149       51,149
         Retained earnings ............................................             3,329        4,340
                                                                                 --------     --------
                           Total stockholder's equity .................            54,478       55,489
                                                                                 --------     --------
                           Total Liabilities and Stockholder's Equity .          $259,519     $259,788
                                                                                 ========     ========




                 The accompanying notes are an integral part of
                    these unaudited consolidated statements.

                           KDSM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)



                                                                        Three Months Ended        Six Months Ended
                                                                               June 30,                June 30,
                                                                          1998        1999         1998        1999
                                                                          ----        ----         ----        ----
   REVENUES:
           Station broadcast revenues, net of agency commissions...        1,938      $  1,920      $  4,071      $  4,113
           Revenues realized from station barter arrangements......          128           175           274           296
                                                                        --------      --------      --------      --------
                       Total revenues .............................        2,066         2,095         4,345         4,409
                                                                        --------      --------      --------      --------
   OPERATING EXPENSES:

          Program and production ................................            287           308           580           637
          Selling, general and administrative ...................            607           569         1,341         1,327
          Expenses realized from station barter arrangements.....            110           139           210           211
          Amortization of program contract costs and net
              realizable value adjustments ......................            303           164           854           605
          Depreciation and amortization of property and
             equipment...........................................             94            98           186           197
          Amortization of acquired intangible broadcasting
             assets and other asse...............................            979           418         1,422           836
                                                                        --------      --------      --------      --------
                                   Total operating expenses .....          2,380         1,696         4,593         3,813
                                                                        --------      --------      --------      --------
                                   Broadcast operating income ...           (314)          399          (248)          596
                                                                        --------      --------      --------      --------
   OTHER INCOME (EXPENSE):
                  Dividend and interest income ..................          6,605         6,618        13,216        13,236
                  Subsidiary trust minority interest expense......        (5,813)       (5,813)      (11,625)      (11,625)
                                                                        --------      --------      --------      --------
                  Income before allocation of consolidated
                   federal income taxes and state income taxes....           478         1,204         1,343         2,207
   ALLOCATION OF CONSOLIDATED FEDERAL INCOME TAXES ...............           164           424           461           915

   STATE INCOME TAXES ............................................            38           167           106           281
                                                                        --------      --------      --------      --------
   NET INCOME ....................................................      $    276      $    613      $    776      $  1,011
                                                                        ========      ========      ========      ========





              The accompanying notes are an integral part of these
                       unaudited consolidated statements.

                           KDSM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                 (in thousands)




                                                              Additional                          Total
                                                Common         Paid-In          Retained      Stockholder's
                                                Stock          Capital          Earnings         Equity
                                              --------       --------           ---------      -------------
    BALANCE, December 31, 1998 ........       $      -      $   51,149         $    3,329      $    54,478
             Net income ...............              -             -                1,011            1,011
                                              ----------    ----------       -------------      -----------
    BALANCE, June 30, 1999 ............       $      -      $   51,149         $    4,340      $    55,489
                                              ==========    =========        =============      ===========






               The accompanying notes are an integral part of this
                       unaudited consolidated statement.

                           KDSM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                         Six Months Ended
                                                                               June 30,
                                                                         1998             1999
                                                                         -----           -----
      CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income ...............................................    $   776         $   1,011
         Adjustments to reconcile net income to net cash flows from operating activities -..............................
            Depreciation and amortization of property and ...               186               197
              equipment
            Amortization of acquired intangible broadcasting
              assets and other assets  ..........................         1,422               836
            Amortization of program contract costs and net
              realizable value adjustments.......................           854              605
         Changes in assets and liabilities, net of effects of
             acquisitions and dispositions-
         Decrease in accounts receivable, net ............                  489              502
            Decrease in prepaid expenses and other current
             assets..............................................            21                8
            Increase (decrease) in accounts payable and
             accrued liabilities ............................                48               (4)
            Increase in state deferred taxes .....................          106              281
            Net effect of change in deferred barter revenues
             and deferred barter costs .................                      2              (40)
         Payments on program contracts payable ....................        (908)            (953)
                                                                        -------           -------
         Net cash flows from operating activities .................       2,996             2,443
                                                                        -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisition of property and equipment ....................         (89)             (66)
                                                                        -------           -------
         Net cash flows used in investing activities ..............         (89)             (66)
                                                                        -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Net change in due from parent for securities
                                                                         (2,914)          (2,377)
                                                                        -------          -------
              Net cash flows used in financing activities .....          (2,914)          (2,377)
                                                                        -------           -------
NET INCREASE (DECREASE) IN CASH AND CASH
           EQUIVALENTS ............................................          (7)              --
CASH AND CASH EQUIVALENTS, beginning of period ....................          11                7
                                                                        -------           -------
CASH AND CASH EQUIVALENTS, end of period ..........................     $     4          $     7
                                                                        =======          ========
SUPPLEMENTAL SCHEDULE OF NONCASH  INVESTING
         AND FINANCING ACTIVITIES:
         Parent preferred stock dividends .........................     $13,016          $ 13,016
                                                                        =======          ========
         Subsidiary trust minority interest payments ..............     $11,625          $ 11,625
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

INTERIM FINANCIAL STATEMENTS

         The consolidated financial statements for the six months ended June 30, 1999 are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements as of December 31, 1998 and for the year then ended and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, and cash flows for these periods.

         As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financial statements do not include all disclosures normally included with audited consolidated financial statements, and, accordingly, should be read in conjunction with the December 31, 1998 consolidated balance sheet and related statements of operations and cash flows for the year ended December 31, 1999 and the related notes thereto. The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements of KDSM, Inc. and related notes included elsewhere in this Quarterly report and the audited financial statements and Management's Discussion and Analysis contained in the Company's Form 10-K/A, for the fiscal year ended December 31, 1998.

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

The following table sets forth certain operating data for the three and six months ended June 30, 1998 and 1999:

OPERATING DATA (dollars in thousands):
-------------------------------------------------

                                                      Three Months Ended              Six Months Ended
                                                          June 30,                        June 30,
                                                      1998           1999           1998         1999
                                                      ----           ----           ----         ----
Net broadcast revenues (a) ...................     $  1,938      $   1,920      $   4,071       $  4,113
Barter revenues ..............................          128            175            274            296
                                                   --------       --------       --------        -------
Total revenues ...............................        2,066          2,095          4,345          4,409
                                                   --------       --------       --------        -------
Operating Costs (b) ..........................          894            877          1,921          1,964
Expenses from barter arrangements ............          110            139            210            211
Depreciation and amortization ................        1,376            680          2,462          1,638
                                                   --------       --------       --------        -------
Broadcast operating income (loss) ............         (314)           399           (248)           596
Dividend and interest income (d) .............        6,605          6,618         13,216         13,236
Subsidiary trust minority interest expense (e)       (5,813)        (5,813)       (11,625)       (11,625)
                                                   --------       --------       --------        -------
Net income before income taxes ...............          478          1,204          1,343          2,207
Income taxes .................................          202            591            567          1,196
                                                   --------       --------       --------        -------
Net income ...................................     $    276       $    613       $    776       $  1,011
                                                   ========       ========       ========        =======
 Broadcast cash flow (BCF) (f) ................    $    717       $    718       $  1,426       $  1,407
          BCF margin (g) ......................        37.0%          37.4%          35.0%          34.2%
          Adjusted EBITDA (h) .................    $    670       $    655       $  1,306       $  1,281
          Adjusted EBITDA margin (g) ..........        34.6%          34.1%          32.1%          31.1%
          Program contract payments ...........    $    392       $    424       $    908       $    953
          Corporate management fees ...........          47             63            120            126

--------------------------------------------------------------------------------
a) "Net broadcast revenue" is defined as broadcast revenue net of agency commissions.
b) "Operating costs" include program and production expenses, selling, general and administrative expenses and stock-based compensation.
c) Depreciation and amortization includes amortization of program contract costs and net realizable value adjustments, depreciation and amortization of property and equipment, and amortization of acquired intangible broadcasting assets and other assets including amortization of deferred financing costs.
d) Dividend and interest income primarily results from dividends on the Parent Preferred Securities.
e) Subsidiary trust minority interest expense represents distributions on the HYTOPS.
f) "Broadcast cash flow" is defined as broadcast operating income plus corporate management fees, depreciation and amortization (including film amortization), less cash payments for program rights. Cash program payments represent cash payments made for current programs payable and do not necessarily correspond to program usage. The Company has presented broadcast cash flow data, which the Company believes are comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies. However, broadcast cash flow does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.
g) "Broadcast cash flow margin" is defined as broadcast cash flow divided by net broadcast revenues. "Adjusted EBITDA margin" is defined as Adjusted EBITDA divided by net broadcast revenues.
h) "Adjusted EBITDA" is defined as broadcast cash flow less corporate expenses and is a commonly used measure of performance for broadcast companies. Adjusted EBITDA does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

Net broadcast revenues for the six months ended June 30, 1999 remained consistent compared to the six months ended June 30, 1998.

Operating costs increased to $2.0 million for the six months ended June 30, 1999 from $1.9 million for the six months ended June 30, 1998. or 5.3%. The increase in operating expenses for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 was primarily related to an increase in promotion and programming costs.

Depreciation and amortization decreased to $1.6 million for the six months ended June 30, 1999 from $2.5 million for the six months ended June 30, 1998, or 36.0%. The decrease in depreciation and amortization for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 was primarily due to the write-off of deferred financing costs in May 1998.

Broadcast operating income for the six months ended June 30, 1999 increased to $596,000 from a loss of $248,000 for the six months ended June 30, 1998, or 339.9%. The increase in broadcast operating income for the six months ended June 30, 1999 was primarily attributable to the decrease in depreciation and amortization as noted above.

Income taxes increased to $591,000 for the three months ended June 30, 1999 from $202,000 for the three months ended June 30, 1998. The increase in the income taxes for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998 is attributable to deferred tax liabilities associated with the HYTOPS. The Company's effective tax rate for the six months ended June 30, 1999 and June 30, 1998 was 54.2% and 42.2%, respectively. The increase in the Company's effective tax rate primarily resulted from the deferred tax liability associated with the HYTOPS.

Net income increased to $1.0 million for the six months ended June 30, 1999 from $776,000 for the six months ended June 30, 1998. The increase in net income for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 primarily resulted from a decrease in depreciation and amortization as noted above.

Broadcast cash flow for the six months ended June 30, 1999 remained consistent compared to the six months ended June 30, 1998

The Company's broadcast cash flow margin decreased to 34.2% for the six months ended June 30, 1999 from 35.0% for the six months ended June 30, 1998. The decrease in broadcast cash flow margin for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 resulted primarily from increases in program contract payments resulting from the addition of syndicated program contracts during the third and fourth quarters of 1998. Adjusted EBITDA for the six months ended June 30, 1999 remained consistent compared to the six months ended June 30, 1998.

The Company's adjusted EBITDA margin decreased to 31.1% for the six months ended June 30, 1999 from 32.1% for the six months ended June 30, 1998. The decrease in adjusted EBITDA margin for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 resulted primarily from increases in program contract payments resulting from the addition of syndicated program contracts during the third and fourth quarters of 1998.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, the Company had cash balances of approximately $7 million and working capital of approximately $728,000. The Company's primary source of liquidity is cash from operations which management believes to be sufficient to meet operating cash requirements. Cash requirements or excess cash from operations are funded by or deposited into Sinclair's centralized banking system utilized by all of its wholly owned subsidiaries.

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

Phase III - Test, Fix and Verify. This phase involves testing all items that are date dependent and upgrading all non-compliant devices. The Company expects to complete this phase during the third quarter of 1999.

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


ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

    NOT APPLICABLE


PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    27  Financial Data Schedule

(b) REPORTS ON FORM 8-K

    NONE.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized in the city of Baltimore, Maryland on the 15th day of August.



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