Form 10-Q
period 1999-09-30
KDSM INC
filed 1999-11-12
CIK 1039583

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  [X]    SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended September 30, 1999

                                       OR

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         For  the transition period from _________ to _________.

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

                              10706 BEAVER DAM ROAD
                          COCKEYSVILLE, MARYLAND 21030
                    (Address of principal executive offices)

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

                              10706 BEAVER DAM ROAD
                          COCKEYSVILLE, MARYLAND 21030
                    (Address of principal executive offices)

                                 (410) 568-1500
              (Registrant's telephone number, including area code)

                                      NONE
             (Former name, former address and former fiscal year-if
                           changed since last report)

                           ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

As of November 11, 1999, there were 100 shares of Common Stock, $.01 par value of KDSM, Inc., issued and outstanding and 2,000,000 shares of $200 million aggregate liquidation value of 115/8% High Yield Trust Offered Preferred
Securities of Sinclair Capital, a subsidiary trust of KDSM, Inc., issued and outstanding.

THE REGISTRANTS EACH MEET THE CONDITIONS FOR REDUCED DISCLOSURE SET FORTH IN GENERAL INSTRUCTION H (1)(A) AND (B) OF FORM 10-Q AND ARE THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                           KDSM, INC. AND SUBSIDIARIES

                                    Form 10-Q
                    For the Quarter Ended September 30, 1999

                                TABLE OF CONTENTS



                                                                                                          Page
                                                                                                          ----

PART I. FINANCIAL INFORMATION

    Item 1.     Consolidated Financial Statements

        Consolidated Balance Sheets as of December 31, 1998 and
               September 30, 1999.......................................................................     4

        Consolidated Statements of Operations for the Three Months and Nine Months
               Ended September 30, 1998 and 1999........................................................     5

        Consolidated Statement of Stockholder's Equity for the Nine Months
               Ended September 30, 1999.................................................................     6

        Consolidated Statements of Cash Flows for the Nine Months
               Ended September 30, 1998 and 1999........................................................     7

        Notes to Unaudited Consolidated Financial Statements............................................     8

    Item 2.    Management's Discussion and Analysis of Results of Operations............................     9

    Item 3.    Quantitative and Qualitative Disclosure About Market Risk................................    13

PART II.  OTHER INFORMATION

    Item 6.    Exhibits and Reports on Form 8-K.........................................................    13

        Signature.......................................................................................    14



                           KDSM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                                                     DECEMBER 31,      SEPTEMBER 30,
                                                                                                         1998               1999
                                                                                                     ------------      -------------

                                         ASSETS

CURRENT ASSETS:
    Cash ...................................................................................            $      7            $     18
    Accounts receivable, net of allowance for doubtful accounts ............................               2,107               1,635
    Dividends receivable from parent .......................................................               1,085               1,085
    Current portion of program contract costs ..............................................                 910               1,301
    Prepaid expenses and other current assets ..............................................                  25                  30
    Deferred barter costs ..................................................................                  28                  17
                                                                                                        --------            --------
           Total current assets ............................................................               4,162               4,086
PROPERTY AND EQUIPMENT, net ................................................................               3,062               2,883
PROGRAM CONTRACT COSTS, less current portion ...............................................                 534               1,031
INVESTMENT IN PARENT PREFERRED SECURITIES ..................................................             206,200             206,200
DUE FROM PARENT ............................................................................               6,652              10,366
OTHER ASSETS ...............................................................................               6,532               6,052
ACQUIRED INTANGIBLE BROADCASTING ASSETS, net ...............................................              32,377              31,603
                                                                                                        --------            --------
           Total Assets ....................................................................            $259,519            $262,221
                                                                                                        ========            ========

                          LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
    Accounts payable .......................................................................            $     17            $     43
    Accrued liabilities ....................................................................                 386                 327
    Current portion of program contracts payable ...........................................               1,920               1,879
    Deferred barter revenues ...............................................................                 102                  33
    Subsidiary trust minority interest expense payable .....................................                 969                 969
                                                                                                        --------            --------
           Total current liabilities .......................................................               3,394               3,251
PROGRAM CONTRACTS PAYABLE ..................................................................                 801               1,537
DEFERRED STATE TAXES .......................................................................                 846               1,255
                                                                                                        --------            --------
           Total liabilities ...............................................................               5,041               6,043
                                                                                                        --------            --------
COMMITMENTS AND CONTINGENCIES

COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF  SUBSIDIARY
    TRUST  HOLDING  SOLELY KDSM SENIOR DEBENTURES ..........................................             200,000             200,000
                                                                                                        --------            --------
STOCKHOLDER'S EQUITY:
    Common stock, $.01 par value, 1,000 shares authorized
        and 100 shares issued and outstanding ..............................................                  --                  --
    Additional paid-in capital .............................................................              51,149              51,149
    Retained earnings ......................................................................               3,329               5,029
                                                                                                        --------            --------
           Total stockholder's equity ......................................................              54,478              56,178
                                                                                                        --------            --------
           Total Liabilities and Stockholder's Equity ......................................            $259,519            $262,221
                                                                                                        ========            ========



              The accompanying notes are an integral part of these
                       unaudited consolidated statements.

                           KDSM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                                SEPTEMBER 30,             SEPTEMBER 30,
                                                                            1998           1999        1998         1999
                                                                            ----           ----        ----         ----

REVENUES:
   Station broadcast revenues, net of agency commissions .................   $  1,820    $  1,944    $  5,891    $  6,057
   Revenues realized from station barter arrangements ....................         93          54         367         350
                                                                             --------    --------    --------    --------
        Total revenues ...................................................      1,913       1,998       6,258       6,407
                                                                             --------    --------    --------    --------

OPERATING EXPENSES:
   Program and production ................................................        235         340         815         977
   Selling, general and administrative ...................................        667         618       2,008       1,945
   Expenses realized from station barter arrangements ....................         52          10         262         221
   Amortization of program contract costs and net
     realizable value adjustments ........................................        387         398       1,241       1,003
   Depreciation of property and equipment ................................         96         101         282         298
   Amortization of acquired intangible broadcasting assets
     and other assets ....................................................        418         418       1,840       1,254
                                                                             --------    --------    --------    --------
        Total operating expenses .........................................      1,855       1,885       6,448       5,698
                                                                             --------    --------    --------    --------
        Broadcast operating income (loss) ................................         58         113        (190)        709
                                                                             --------    --------    --------    --------
OTHER INCOME (EXPENSE):
   Dividend and interest income ..........................................      6,603       6,790      19,819      20,026
   Subsidiary trust minority interest expense ............................     (5,813)     (5,813)    (17,438)    (17,438)
                                                                             --------    --------    --------    --------
        Income before allocation of consolidated federal income
        taxes and state income taxes .....................................        848       1,090       2,191       3,297

ALLOCATION OF CONSOLIDATED FEDERAL INCOME TAXES ..........................        284         273         745       1,188

STATE INCOME TAXES .......................................................         67         128         173         409
                                                                             --------    --------    --------    --------
NET INCOME ...............................................................   $    497    $    689    $  1,273    $  1,700
                                                                             ========    ========    ========    ========



              The accompanying notes are an integral part of these
                       unaudited consolidated statements.

                           KDSM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 (IN THOUSANDS)



                                                              ADDITIONAL                       TOTAL
                                                COMMON         PAID-IN      RETAINED        STOCKHOLDER'S
                                                STOCK         CAPITAL       EARNINGS           EQUITY
                                                ------        ----------    --------        -------------

BALANCE, December 31, 1998 .............      $       --    $     51,149   $      3,329     $      54,478
    Net income..........................              --              --          1,700             1,700
                                              ----------    ------------  -------------     -------------

BALANCE, September 30, 1999.............      $       --    $     51,149   $      5,029      $     56,178
                                              ==========    ============   ============      ============







               The accompanying notes are an integral part of this
                       unaudited consolidated statement.

                           KDSM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                                             NINE MONTHS ENDED
                                                                                                                SEPTEMBER 30,
                                                                                                          1998                1999
                                                                                                          ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...............................................................................           $  1,273            $  1,700
  Adjustments to reconcile net income to net cash flows from operating activities -
      Depreciation of property and equipment ...............................................                282                 298
      Amortization of acquired intangible broadcasting assets and other
         assets ............................................................................              1,840               1,254
      Amortization of program contract costs and net realizable
         value adjustments .................................................................              1,241               1,003
  Changes in assets and liabilities
      Decrease in accounts receivable, net .................................................                551                 472
      (Increase) in prepaid expenses and other current assets ..............................                 (1)                 (5)
      (Decrease) in accounts payable and
         accrued liabilities ...............................................................               (139)                (33)
      Increase in state deferred taxes .....................................................                173                 409
      Net effect of change in deferred barter revenues
         and deferred barter costs .........................................................                (12)                (58)
  Payments on program contracts payable ....................................................             (1,142)             (1,196)
                                                                                                       --------            --------
  Net cash flows from operating activities .................................................              4,066               3,844
                                                                                                       --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment ....................................................               (180)               (119)
                                                                                                       --------            --------
  Net cash flows used in investing activities ..............................................               (180)               (119)
                                                                                                       --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in due from parent ............................................................             (3,883)             (3,714)
                                                                                                       --------            --------
      Net cash flows used in financing activities ..........................................             (3,883)             (3,714)
                                                                                                       --------            --------
NET INCREASE IN CASH .......................................................................                  3                  11
CASH, beginning of period ..................................................................                 11                   7
                                                                                                       --------            --------
CASH, end of period ........................................................................           $     14            $     18
                                                                                                       ========            ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Parent preferred stock dividend payments .................................................           $ 19,525            $ 19,525
                                                                                                       ========            ========
  Subsidiary trust minority interest payments ..............................................           $ 17,438            $ 17,438
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

INTERIM FINANCIAL STATEMENTS

The consolidated financial statements for the nine months ended September 30, 1999 are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements as of December 31, 1998 and for the year then ended and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, and cash flows for these periods.

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

The following table sets forth certain operating data for the three months and nine months ended September 30, 1998 and 1999:

OPERATING DATA (dollars in thousands):



                                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                                                         1998             1999            1998              1999
                                                                         ----             ----            ----              ----

Net broadcast revenues (a) .....................................       $  1,820         $  1,944         $  5,891         $  6,057
Barter revenues ................................................             93               54              367              350
                                                                       --------         --------         --------         --------
Total revenues .................................................          1,913            1,998            6,258            6,407
                                                                       --------         --------         --------         --------
Operating Costs (b) ............................................            902              958            2,823            2,922
Expenses from barter arrangements ..............................             52               10              262              221
Depreciation and amortization (c) ..............................            901              917            3,363            2,555
                                                                       --------         --------         --------         --------
Broadcast operating income (loss) ..............................             58              113             (190)             709
Dividend and interest income (d) ...............................          6,603            6,790           19,819           20,026
Subsidiary trust minority interest expense (e) .................         (5,813)          (5,813)         (17,438)         (17,438)
                                                                       --------         --------         --------         --------
Income before income taxes .....................................            848            1,090            2,191            3,297
Income taxes ...................................................           (351)            (401)            (918)          (1,597)
                                                                       --------         --------         --------         --------
Net income .....................................................       $    497         $    689         $  1,273         $  1,700
                                                                       ========         ========         ========         ========
OTHER DATA:
    Broadcast cash flow (BCF) (f) ..............................       $    879         $    859         $  2,318         $  2,274
    BCF margin (g) .............................................           48.3%            42.4%            39.3%            37.5%
    Adjusted EBITDA (h) ........................................       $    730         $    793         $  2,049         $  2,082
    Adjusted EBITDA margin (g) .................................           40.1%            40.8%            34.8%            34.4%
    Program contract payments ..................................       $    234         $    243         $  1,142         $  1,196
    Corporate management fees ..................................            149               66              269              192



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

f) "Broadcast cash flow" is defined as broadcast operating income plus corporate management fees, depreciation and amortization (including film amortization), and stock-based compensation, less cash payments for program rights. Cash program payments represent cash payments made for current programs payable and do not necessarily correspond to program usage. The Company has presented broadcast cash flow data, which the Company believes are comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies. However, broadcast cash flow does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

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

Net broadcast revenues increased to $6.1 million for the nine months ended September 30, 1999 from the $5.9 million for the nine months ended September 30, 1998, or 3.4%. The increase in net broadcast revenues for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 was primarily due to an increase in local revenues of approximately $254,000, or 6.5% offset by a decrease in national revenues of approximately $42,000, or 2.5% and a decrease in other revenues of approximately $46,000, or 14.8%.

Operating costs increased to $2.9 million for the nine months ended September 30, 1999 from $2.8 million for the nine months ended September 30, 1998, or 3.6%. The increase in operating expenses for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 was primarily related to an increase in promotion and programming costs.

Depreciation and amortization decreased to $2.6 million for the nine months ended September 30, 1999 from $3.4 million for the nine months ended September 30, 1998, or 23.5%. The decrease in depreciation and amortization for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 was primarily due to the write-off of deferred financing costs in May 1998.

Broadcast operating income for the nine months ended September 30, 1999 increased to $709,000 from a loss of $190,000 for the nine months ended September 30, 1998, or 473.2%. The increase in broadcast operating income for the nine months ended September 30, 1999 was primarily attributable to the decrease in depreciation and amortization as noted above.

Income taxes increased to $401,000 for the three months ended September 30, 1999 from $351,000 for the three months ended September 30, 1998. Income taxes increased to $1.6 million for the nine months ended September 30, 1999 from $918,000 for the nine months ended September 30, 1998. The increase in the income taxes for the three and nine months ended September 30, 1999 as compared to the three and nine months ended September 30, 1998 is attributable to deferred tax liabilities associated with the HYTOPS. The Company's effective tax rate for the nine months ended September 30, 1999 and September 30, 1998 was 48.4% and 41.9%, respectively. The increase in the Company's effective tax rate primarily resulted from the deferred tax liability associated with the HYTOPS.

Net income increased to $1.7 million for the nine months ended September 30, 1999 from $1.3 million for the nine months ended September 30, 1998. The increase in net income for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 primarily resulted from a decrease in depreciation and amortization as noted above.

Broadcast cash flow for the nine months ended September 30, 1999 remained consistent compared to the nine months ended September 30, 1998.

The Company's broadcast cash flow margin decreased to 37.5% for the nine months ended September 30, 1999 from 39.3% for the nine months ended September 30, 1998. The decrease in broadcast cash flow margin for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 resulted primarily from increases in program contract payments resulting from the addition of syndicated program contracts during the third and fourth quarters of 1998. Adjusted EBITDA for the nine months ended September 30, 1999 remained consistent compared to the nine months ended September 30, 1998.

The Company's adjusted EBITDA margin decreased to 34.4% for the nine months ended September 30, 1999 from 34.8% for the nine months ended September 30, 1998. The decrease in adjusted EBITDA margin for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 resulted primarily from increases in program contract payments resulting from the addition of syndicated program contracts during the third and fourth quarters of 1998.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, the Company had cash balances of approximately $18,000 and working capital of approximately $835,000. The Company's primary source of liquidity is cash from operations which management believes to be sufficient to meet operating cash requirements. Cash requirements or excess cash from operations are funded by or deposited into Sinclair's centralized banking system utilized by all of its wholly owned subsidiaries.

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

YEAR 2000

The Company has commenced a process to assure Year 2000 compliance of all hardware, software, broadcast equipment and ancillary equipment that are date dependent. The process involves four phases:

Phase I - Inventory and Data Collection. This phase involves an identification of all items that are date dependent. Sinclair commenced this phase in the third quarter of 1998, and Management estimates it has completed approximately 90% of this phase as of the date hereof. The Company expects to complete this phase during of the fourth quarter of 1999.

Phase II - Compliance Requests. This phase involves requests to information technology systems vendors for verification that the systems identified in Phase I are Year 2000 compliant. Sinclair has identified and begun to replace items that cannot be updated or certified as compliant. Sinclair has completed the compliance request phase of its plan as of the date hereof. In addition, Sinclair has verified that its accounting, traffic, payroll, and local and wide area network hardware and software systems are compliant. In addition, Sinclair has completed the process of ascertaining that all of its personal computers and PC applications are compliant. Sinclair is currently reviewing its news-room systems, building control systems, security systems and other miscellaneous systems. The Company expects to complete this phase during of the fourth quarter of 1999.

Phase III - Test, Fix and Verify. This phase involves testing all items that are date dependent and upgrading all non-compliant devices. Sinclair expects to complete aspects of this phase during the fourth quarter of 1999.

Phase IV - Final Testing, New Item Compliance. This phase involves review of all inventories for compliance and retesting as necessary. During this phase, all new equipment will be tested for compliance. Sinclair expects to complete this phase during the fourth quarter of 1999.

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

To date, Sinclair believes that its major systems are Year 2000 compliant. This substantial compliance has been achieved without the need to acquire new hardware, software or systems other than in the ordinary course of replacing such systems. Sinclair is not aware of any non-compliance that would be material to repair or replace or that would have a material effect on Sinclair's business if compliance were not achieved. Sinclair does not believe that non-compliance in any systems that have not yet been reviewed would result in material costs or disruption. Neither is Sinclair aware of any non-compliance by its customers or suppliers that would have a material impact on Sinclair's business. Nevertheless, there can be no assurance that unanticipated non-compliance will not occur, and such non-compliance could require material costs to repair or could cause material disruptions if not repaired.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
    NOT APPLICABLE

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

    27  Financial Data Schedule

(B) REPORTS ON FORM 8-K

    NONE.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized in the city of Baltimore, Maryland on the 12th day of November, 1999.

                                           KDSM, INC.

                                           by:   /s/  Thomas E. Severson
                                                 ------------------------------
                                                 Thomas E. Severson
                                                 Chief Accounting Officer
                                                 Principal Accounting Officer