Form 10-K
period 1999-12-31
KDSM INC
filed 2000-03-30
CIK 1039583

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


FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999  COMMISSION FILE NUMBER:333-26427-01


                                   KDSM, INC.
             (Exact name of Registrant as specified in its charter)

                              ---------------------

               MARYLAND                              52-1975792
       (State of incorporation)         (I.R.S. Employer Identification No.)

                              10706 BEAVER DAM ROAD
                             COCKEYSVILLE, MD 21030
                    (Address of principal executive offices)
                                 (410) 568-1500
              (Registrant's telephone number, including area code)


                                SINCLAIR CAPITAL
             (Exact name of Registrant as specified in its charter)

                              ---------------------
               DELAWARE                              52-2026076
       (State of incorporation)         (I.R.S. Employer Identification No.)

                              10706 BEAVER DAM ROAD
                             COCKEYSVILLE, MD 21030
                    (Address of principal executive offices)
                                 (410) 568-1500
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by checkmark whether the registrant (1) has filed all reports required to be files by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 24, 2000, there are 100 shares of class A common stock, $.01 par value of KDSM, Inc., issued and outstanding.

In addition, 2,000,000 shares of $200 million aggregate liquidation value of 11 5/8 % high yield trust offered preferred securities of Sinclair Capital, a subsidiary trust of KDSM, Inc., are issued and outstanding.
================================================================================

                                    PART I


FORWARD-LOOKING STATEMENTS

     This report includes or incorporates forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about us, including, among other things:

     o    the impact of changes in national and regional economies,

     o    pricing fluctuations in local and national advertising,

     o    volatility in programming costs and

     o    the effects of governmental regulation of broadcasting.

     Other matters set forth in this report may also cause actual results in the future to differ materially from those described in the forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

ITEM 1. BUSINESS

     KDSM is an indirect wholly owned subsidiary of Sinclair Broadcast Group, Inc. (Sinclair), which owns all of the assets related to the operation of television station KDSM.

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

     The following table sets forth certain market revenue, size and audience share information for the Des Moines designated market area:

                                                                YEAR ENDED DECEMBER 31,
                                                      -------------------------------------------
                                                           1997           1998           1999
                                                      -------------   ------------   ------------
                                                                (DOLLARS IN THOUSANDS)
   ----------------------------------------------------------------------------------------------
   Market revenue .................................      $39,944       $  44,699      $  44,739
   Annual market revenue growth/(decline) .........         (4.9%)          11.9%           0.1%
   Station rank within market .....................            4               3              3
   Television homes ...............................      383,000         388,000        393,000
   KDSM audience share ............................          6.8%            6.3%           6.0%

     KDSM had station broadcast revenues of $8.5 million and broadcast cash flow of $3.4 million in 1999.

     The principal office of KDSM is located at 10706 Beaver Dam Road, Cockeysville, MD 21030 and its telephone number is 410-568-1500.

SINCLAIR CAPITAL

     Sinclair Capital is a special purpose statutory business trust created under Delaware law pursuant to a trust agreement executed by KDSM as depositor for the trust, First Union National Bank of Maryland as property trustee (the property trustee), and First Union Bank of Delaware as Delaware trustee (the
Delaware trustee), and the filing of a certificate of trust with the Delaware Secretary of State.

     The property trustee acts as sole trustee under the trust agreement for the purposes of compliance with the Trust Indenture Act. The trust exists for the exclusive purposes of:

     o    issuing  the   preferred   securities   and  the  common   securities,
          representing undivided beneficial interests in the assets of the trust,

     o purchasing the KDSM senior debentures with the proceeds from sale of the preferred securities and the common securities and

     o engaging in only those other activities necessary or incidental thereto.

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

     The duties and obligations of the trustees are governed by the trust agreement. David D. Smith and David B. Amy, each an officer of Sinclair, were appointed as administrative trustees of the trust (in such capacity, the administrative trustees) pursuant to the terms of the trust agreement. Under the trust agreement, the administrative trustees have certain duties and powers including, but not limited to, the delivery of certain notices to the holders of the preferred securities, the appointment of the preferred securities paying agent and the preferred securities registrar, the registering of transfers of the preferred securities and the common securities and preparing and filing on behalf of the trust all United States federal, state and local tax information and returns and reports required to be filed by or in respect of the trust. Under the trust agreement, the property trustee has certain duties and powers, including, but not limited to, holding legal title to the KDSM senior debentures on behalf of the trust, the collection of payments in respect of the KDSM senior debentures, maintenance of the payment account , the sending of default notices with respect to the preferred securities and the distribution of the assets of the trust in the event of a winding-up of the trust.

TELEVISION BROADCASTING

OPERATING STRATEGY

     Our television operating strategy includes the following key elements:

ATTRACTING VIEWERSHIP

     We seek to attract viewership and expand our audience share through selective, high-quality programming.

     Popular Programming. We believe that an important factor in attracting viewership is our network affiliation with Fox. The affiliation enables us to attract viewers by virtue of the quality first-run original programming provided by this network and the network's promotion of such programming. We also seek to obtain, at attractive prices, popular syndicated programming that is complementary to the station's network affiliation. Examples of popular syndicated programming obtained by us for broadcast are "The Simpsons", "Home Improvement", "Seinfeld", "Drew Carey", "Frasier", "Third Rock", "Caroline in the City", and "Cheers".

     Counter-Programming. Our programming strategy on our Fox station also includes "counter-programming," which consists of broadcasting programs that are alternatives to the types of programs being shown concurrently on competing stations. This strategy is designed to attract additional audience share in demographic groups not served by concurrent programming on competing stations. We believe that implementation of this strategy enables our station to achieve competitive rankings in households in the 18-49 and 25-54 demographics and to offer greater diversity of programming in its DMA.

     Popular Sporting Events. We attempt to capture a portion of advertising dollars designated to sports programming. Affiliates of Fox are subject to prohibitions against preemptions of network programming. We have been able to acquire the local television broadcast rights for certain sporting events, including Major League Baseball, NFL football, NHL hockey, Big Ten football, and Iowa and Big Ten basketball.

INNOVATIVE LOCAL SALES AND MARKETING

     We believe that we are able to attract new advertisers to our station and increase our share of existing customers' advertising budgets by creating a sense of partnership with those advertisers. We develop such relationships by training our sales force to offer new marketing ideas and campaigns to advertisers. These campaigns often involve the sponsorship by advertisers of local promotional events that capitalize on the station's local identity and programming franchises. For example, KDSM has a local Family Fair, which allows station advertisers to reinforce their on-air advertising with their target audience. Through our strong local sales and marketing focus, we seek to capture an increasing share of our revenues from local sources, which are generally more stable than national advertising.

CONTROL OF OPERATING AND PROGRAMMING COSTS

     By employing a disciplined approach to managing programming acquisition and other costs, Sinclair has been able to achieve operating margins that Sinclair believes are among the highest in the television broadcast industry. Sinclair has sought and will continue to seek to acquire quality programming for prices at or below prices paid in the past which directly affects us. As an owner or provider of programming services to 61 stations located in 40 geographically diverse markets, Sinclair believes that it is able to negotiate favorable terms for the acquisition of programming. Moreover, Sinclair emphasizes control of our programming and operating costs through program-specific profit analysis, detailed budgeting, tight control over staffing levels and detailed long-term planning models.

ATTRACT AND RETAIN HIGH QUALITY MANAGEMENT

     We believe that much of our success is due to our ability to attract and retain highly skilled and motivated managers, both at the corporate and local station levels. A portion of the compensation provided to general managers, sales managers and other station managers is based on their achieving certain operating results. We also provide our corporate and station managers with deferred compensation plans offering options to acquire class A common stock.

COMMUNITY INVOLVEMENT

     We actively participate in various community activities and offers many community services. Our activities include broadcasting programming of local interest and sponsorship of community and charitable events. We also encourage our station employees to become active members of their communities and to promote involvement in community and charitable affairs. We believe that active community involvement by our station provides increased exposure in our DMA and ultimately increases viewership and advertising support.

PROGRAMMING AND AFFILIATIONS

     Sinclair continually reviews our existing programming inventory and seeks to purchase the most profitable and cost-effective syndicated programs available for each time period. In developing its selection of syndicated programming, Sinclair balances the cost of available syndicated programs with their potential to increase advertising revenue and the risk of their reduced popularity during the term of the program contract. Sinclair seeks to purchase only those programs with contractual periods that permit programming flexibility and which complement a station's overall programming strategy and counter-programming strategy. Programs that can perform successfully in more than one time period are more attractive due to the long lead time and multi-year commitments inherent in program purchasing.

     On August 21, 1996, Sinclair entered into an agreement with Fox (the Fox agreement) which, among other things, provides that the affiliation agreement between Fox and KDSM would be amended to have a new five-year term commencing on the date of the Fox agreement. Fox has the option to extend the affiliation agreement for an additional five-year term and must extend all of Sinclair's affiliation agreements if it extends any (except that Fox may selectively renew affiliation agreements if any station has breached its affiliation agreement). The Fox agreement also includes provisions limiting the ability of KDSM to preempt Fox programming except where it has existing programming conflicts or where KDSM preempts to serve a public purpose. Fox produces and distributes programming in exchange for KDSM's commitment to air the programming at specified times and for commercial announcement time during the programming.

FEDERAL REGULATION OF TELEVISION BROADCASTING

     The ownership, operation and sale of television and radio stations are subject to the jurisdiction of the FCC, which acts under authority granted by the Communications Act of 1934, as amended (Communications Act). Among other things, the FCC; assigns frequency bands for broadcasting; determines the particular frequencies, locations and operating power of stations; issues, renews, revokes and modifies station licenses; regulates equipment used by stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; and has the power to impose penalties for violations of its rules or the Communications Act.

     The   following  is  a  brief   summary  of  certain   provisions   of  the
Communications Act, the Telecommunications Act of 1996 (the 1996 Act) and specific FCC regulations and policies. Reference should be made to the Communications Act, the 1996 Act, FCC rules and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of broadcast stations.

LICENSE GRANT AND RENEWAL

     Television and radio stations operate pursuant to broadcasting licenses that are granted by the FCC for maximum terms of eight years and are subject to renewal upon application to the FCC. During certain periods when renewal applications are pending, petitions to deny license renewals can be filed by interested parties, including members of the public. The FCC will generally grant a renewal application if it finds:

     o that the station has served the public interest, convenience and necessity;

     o that there have been no serious violations by the licensee of the Communications Act or the rules and regulations of the FCC; and

     o that there have been no other violations by the licensee of the Communications Act or the rules and regulations of the FCC that, when taken together, would constitute a pattern of abuse.

     KDSM's FCC license will expire on February 1, 2006. Although renewal of license is granted in the vast majority of cases even when petitions to deny are filed, there can be no assurance that the licenses of such stations will be renewed.

OWNERSHIP MATTERS

     General. The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to permit the assignment or transfer of control of, or the grant or renewal of, a broadcast license, the FCC considers a number of factors pertaining to the licensee, including compliance with various rules limiting common ownership of media properties, the "character" of the licensee and those persons holding "attributable" interests in that licensee, and compliance with the Communications Act's limitations on alien ownership.

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

     The FCC generally applies its ownership limits to "attributable" interests held by an individual, corporation, partnership or other association. In the case of corporations holding, or through subsidiaries controlling, broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation's stock (or 20% or more of such stock in the case of insurance companies, investment companies and bank trust departments that are passive investors) are generally attributable, except that, in general, no minority voting stock interest will be attributable if there is a single holder of more than 50% of the outstanding voting power of the corporation. In August, 1999, the FCC revised its attribution and multiple ownership rules, and adopted the equity-debt-plus rule that causes certain creditors or investors to be attributable owners of a station, regardless of whether there is a single majority stockholder or other applicable exception to the FCC's attribution rules. Under this new rule, a major programming supplier (any programming supplier that provides more than 15% of the station's weekly programming hours) or same-market media entity will be an attributable owner of a station if the supplier or same-market media entity holds debt or equity, or both, in the station that is greater than 33% of the value of the station's total debt plus equity. For purposes of this rule, equity includes all stock, whether voting or non-voting, and equity held by insulated limited partners in partnerships. Debt includes all liabilities whether long-term or short-term.

     The Communications Act prohibits the issuance of broadcast licenses to, or the holding of a broadcast license by, any corporation of which more than 20% of the capital stock is owned of record or voted by non-U.S. citizens or their representatives or by a foreign government or a representative thereof, or by any corporation organized under the laws of a foreign country (collectively, aliens). The Communications Act also authorizes the FCC, if the FCC determines that it would be in the public interest, to prohibit the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by aliens. The FCC has issued interpretations of existing law under which these restrictions in modified form apply to other forms of business organizations, including partnerships.

     As a result of these provisions, the licenses granted to our subsidiaries by the FCC could be revoked if, among other restrictions imposed by the FCC, more than 25% of our stock were directly or indirectly owned or voted by aliens. Sinclair and its subsidiaries are domestic corporations, and the members of the Smith family (who together hold over 90% of the common voting rights of Sinclair) are all United States citizens. The amended and restated articles of incorporation of Sinclair (the amended certificate) contain limitations on alien ownership and control that are substantially similar to those contained in the Communications Act. Pursuant to the amended certificate, Sinclair has the right to repurchase alien-owned shares at their fair market value to the extent necessary, in the judgment of its board of directors, to comply with the alien ownership restrictions.

     Radio/Television Cross-Ownership Rule. The FCC's radio/television cross-ownership rule (the "one to a market" rule) generally permits a party to own a combination of up to two television stations and six radio stations depending on the number of independent media voices in the market.

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

     Broadcast/Daily Newspaper Cross-Ownership Rule. The FCC's rules prohibit the common ownership of a radio or television broadcast station and a daily newspaper in the same market. In October 1996, the FCC initiated a rulemaking proceeding to determine whether it should liberalize its waiver policy with respect to cross-ownership of a daily newspaper and one or more radio stations in the same market.

     Dual Network Rule. A network entity is permitted to operate more than one television network, provided, however, that ABC, CBS, NBC, and/or Fox are currently prohibited from merging with each other or with another network television entity such as WB or UPN.

     Antitrust Regulation. The DOJ and the Federal Trade Commission have increased their scrutiny of the television and radio industry since the adoption of the 1996 Act, and have reviewed matters related to the concentration of ownership within markets (including LMAs and JSAs) even when the ownership or LMA or JSA in question is permitted under the laws administered by the FCC or by FCC rules and regulations. For instance, the DOJ has for some time taken the position that an LMA entered into in anticipation of a station's acquisition with the proposed buyer of the station constitutes a change in beneficial ownership of the station which, if subject to filing under the HSR Act, cannot be implemented until the waiting period required by that statute has ended or been terminated.

     National Ownership Rule. No individual or entity may have an attributable interest in television stations reaching more than 35% of the national television viewing audience. Historically, VHF stations have shared a larger portion of the market than UHF stations. Therefore, only half of the households in the market area of any UHF station are included when calculating whether an entity or individual owns television stations reaching more than 35% of the national television viewing audience. All but seven of the stations owned and operated by us, or to which we provide programming services, are UHF. KDSM is a UHF station.

     Duopoly Rule. Under the FCC's new local television ownership rules, a party may own two television stations in the same market:

     o    if there is no Grade B overlap between the stations;

     o    if the stations are in two different Nielsen  Designated Market Areas;
          or

     o if the market containing both the stations contains at least eight separately-owned full-power television stations and not more than one station is among the top-four rated stations in the market.

     In addition, a party may request a waiver of the rule to acquire a second station in the market if the station to be acquired is economically distressed or unbuilt and there is no party who does not own a local television station who would purchase the station for a reasonable price.

     Expansion of our broadcast operations on both a local and national level will continue to be subject to the FCC's ownership rules and any changes the FCC or Congress may adopt. Concomitantly, any further relaxation of the FCC's ownership rules may increase the level of competition in the market in which KDSM is located, more specifically to the extent that any of our competitors may have greater resources and thereby be in a superior position to take advantage of such changes.

     THE SATELLITE HOME VIEWER ACT (SHVA). In 1988, Congress enacted SHVA which enabled satellite carriers to provide broadcast programming to those satellite subscribers who were unable to obtain broadcast network programming over-the-air. SHVA did not permit satellite carriers to retransmit local broadcast television signals directly to their subscribers. The Satellite Home Viewer Act of 1999 (SHIVA) revised SHVA to reflect changes in the satellite and broadcasting industry. This new legislation allows satellite carriers to provide local television signals by satellite within a station market, but does not require satellite carriers to carry all local signals in a market until 2002. Satellite carriers now are permitted to carry these local television station signals without the express consent of broadcasters for a six-month period until the end of May 2000. During that six-month period, broadcasters are required to participate in good faith in retransmission consent negotiations with satellite carriers and other multichannel video programming distributors. If an agreement has not been reached by the end of the six-month period, the television station signal may not be carried without the express consent of the broadcaster. We cannot predict the impact of SHIVA or any modifications of the FCC's regulations as a result of those changes.

MUST-CARRY/RETRANSMISSION CONSENT

     Pursuant to the Cable Act of 1992, television broadcasters are required to make triennial elections to exercise either certain "must-carry" or "retransmission consent" rights in connection with their carriage by cable systems in each broadcaster's local market. By electing the must-carry rights, a broadcaster demands carriage on a specified channel on cable systems within its Designated Market Area, in general as defined by the Nielsen DMA Market and Demographic Rank Report of the prior year. These must-carry rights are not absolute, and their exercise is dependent on variables such as

     o    the number of activated channels on a cable system,

     o    the location and size of a cable system, and

     o the amount of programming on a broadcast station that duplicates the programming of another broadcast station carried by the cable system.

     Therefore, under certain circumstances, a cable system may decline to carry a given station. Alternatively, if a broadcaster chooses to exercise retransmission consent rights, it can prohibit cable systems from carrying its signal or grant the appropriate cable system the authority to retransmit the broadcast signal for a fee or other consideration. In October 1999, we elected must-carry or retransmission consent with respect to each of the non-Fox affiliated stations based on our evaluation of the respective markets and the position of our owned or programmed station(s) within the market. Our stations continue to be carried on all pertinent cable systems, and we do not believe that our elections have resulted in the shifting of our stations to less desirable cable channel locations. Many of the agreements we have negotiated for cable carriage are short term, subject to month-to-month extensions. Accordingly, we may need to negotiate new long term retransmission consent agreements for our stations to ensure carriage on those relevant cable systems for the balance of this triennial period (i.e., through December 31, 2002).

     The FCC has initiated a rulemaking proceeding to consider whether to apply must-carry rules to require cable companies to carry both the analog and digital signals of local broadcasters during the DTV transition period between 2002 and 2006 when television stations will be broadcasting both signals. If the FCC does not require DTV must-carry, cable customers in our broadcast markets may not receive the station's digital signal.

SYNDICATED EXCLUSIVITY/TERRITORIAL EXCLUSIVITY

     The FCC's syndicated exclusivity rules allow local broadcast television stations to demand that cable operators black out syndicated non-network programming carried on "distant signals" (i.e., signals of broadcast stations, including so-called "superstations," which serve areas substantially removed from the cable system's local community). The FCC's network non-duplication rules allow local broadcast network television affiliates to require that cable operators black out duplicating network programming carried on distant signals. However, in a number of markets in which we own or program stations affiliated with a network, a station that is affiliated with the same network in a nearby market is carried on cable systems in our market. This is not in violation of the FCC's network non-duplication rules. However, the carriage of two network stations on the same cable system could result in a decline of viewership adversely affecting the revenues of our owned or programmed station.

RESTRICTIONS ON BROADCAST ADVERTISING

     Advertising of cigarettes and certain other tobacco products on broadcast stations has been banned for many years. Various states also restrict the advertising of alcoholic beverages.

     The Communications Act and FCC rules also place restrictions on the broadcasting of advertisements by legally qualified candidates for elective office. Among other things,

     o stations must provide "reasonable access" for the purchase of time by legally qualified candidates for federal office,

     o stations must provide "equal opportunities" for the purchase of equivalent amounts of comparable broadcast time by opposing candidates for the same elective office, and

     o during the 45 days preceding a primary or primary run-off election and during the 60 days preceding a general or special election, legally qualified candidates for elective office may be charged no more than the station's "lowest unit charge" for the same class of advertisement, length of advertisement, and daypart.

     Both the President of the United States and the Chairman of the FCC have called for rules that would require broadcast stations to provide free airtime to political candidates. We cannot predict the effect of such a requirement on our stations' advertising revenues.

PROGRAMMING AND OPERATION

     General. The Communications Act requires broadcasters to serve the "public interest." The FCC has relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. FCC licensees continue to be required, however, to present programming that is responsive to their communities' issues, and to maintain certain records demonstrating such responsiveness. Complaints from viewers concerning a station's programming may be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must pay regulatory and application fees, and follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications, the advertisement of contests and lotteries, obscene and indecent broadcasts, and technical operations, including limits on radio frequency radiation. The FCC recently adopted rules reaffirming its authority to have an Equal Employment Opportunity (EEO) nondiscrimination rule and policies and to require broadcast licensees to create equal employment outreach programs and maintain records and make filings with the FCC evidencing such efforts.

     Children's Television Programming. Television stations are required to broadcast a minimum of three hours per week of "core" children's educational programming, which the FCC defines as programming that

     o services the educational and informational needs of children 16 years of age and under as a significant purpose;

     o    is  regularly  scheduled,  weekly and at least 30 minutes in duration;
          and

     o is aired between the hours of 7:00 a.m. and 10:00 p.m. Furthermore, "core" children's educational programs, in order to qualify as such, are required to be identified as educational and informational programs over the air at the time they are broadcast, and are required to be identified in the children's programming reports required to be placed quarterly in stations' public inspection files and filed annually with the FCC.

     Additionally, television stations are required to identify and provide information concerning "core" children's programming to publishers of program guides and listings.

     Television Violence. The television industry has developed a ratings system that has been approved by the FCC. Furthermore, the FCC requires certain television sets to include the so-called "V-chip," a computer chip that allows blocking of rated programming.

DIGITAL TELEVISION

     The FCC has taken a number of steps to implement digital television (DTV) broading services. The FCC has adopted an allotment table that provides all authorized television stations with a second channel on which to broadcast a DTV signal. The FCC has attempted to provide DTV coverage areas that are comparable to stations' existing service areas. The FCC has ruled that television broadcast licensees may use their digital channels for a wide variety of services such as high-definition television, multiple standard definition television programming, audio, data, and other types of communications, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standard and further subject to the requirement that broadcasters pay a fee of 5% of gross revenues on all DTV subscription services.

     DTV channels are generally located in the range of channels from channel 2 through channel 51. The FCC required that affiliates of ABC, CBS, Fox and NBC in the top 10 television markets begin digital broadcasting by May 1, 1999 and that affiliates of these networks in markets 11 through 30 begin digital broadcasting by November 1999. All other commercial stations are required to begin digital broadcasting by May 1, 2002. The majority of our stations are required to commence digital operations by May 1, 2002. Applications for digital facilities for all of our stations were filed by November 1, 1999. The FCC's plan calls for the DTV transition period to end in the year 2006, at which time the FCC expects that television broadcasters will cease non-digital broadcasting and return one of their two channels to the government, allowing that spectrum to be recovered for other uses. The FCC has been authorized by Congress to extend the December 31, 2006 deadline for reclamation of a television station's non-digital channel if, in any given case:

     o one or more television stations affiliated with ABC, CBS, NBC or Fox in a market is not broadcasting digitally, and the FCC determines that such stations have "exercised due diligence" in attempting to convert to digital broadcasting, or

     o less than 85% of the television households in the station's market subscribe to a multichannel video service (cable, wireless cable or direct-to-home broadcast satellite television ("DBS")) that carries at least one digital channel from each of the local stations in that market, or

     o less than 85% of the television households in the market can receive digital signals off the air using either a set-top converter box for an analog television set or a new DTV television set.

     Congress also directed the FCC to auction the non-digital channels by September 30, 2002 even though they are not to be reclaimed by the government until at least December 31, 2006. Broadcasters are permitted to bid on the non-digital channels in cities with populations greater than 400,000, provided the channels are used for DTV. The FCC has initiated separate proceedings to consider the surrender of existing television channels and how these frequencies will be used after they are eventually recovered from broadcasters.

     Implementation of digital television will also impose substantial additional costs on television stations because of the need to replace equipment and because some stations will need to operate at higher utility costs and there can be no assurance that our television stations will be able to increase revenue to offset such costs. The FCC has also proposed imposing new public interest requirements on television licensees in exchange for their receipt of DTV channels. In addition, Congress has held hearings on broadcasters' plans for the use of their digital spectrum. As part of its first biennial review of the DTV transition process, the FCC has issued a rulemaking seeking comments on a number of issues effecting the transition, including a review of the digital transmission standard.

PENDING MATTERS

     The Congress and the FCC have under consideration, and in the future may consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of our broadcast stations, result in the loss of audience share and advertising revenues for our broadcast stations, and affect our ability to acquire additional broadcast stations or finance such acquisitions. In addition to the changes and proposed changes noted above, such matters may include, for example, the license renewal process, spectrum use fees, political advertising rates, potential restrictions on the advertising of certain products (beer, wine and hard liquor, for example), and the rules and policies to be applied in enforcing the FCC's equal employment opportunity regulations.

     Other matters that could affect our broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry, such as direct radio and television broadcast satellite service, creation of low power radio and class A television services, the continued establishment of wireless cable systems and low power television stations, digital television and radio technologies, the Internet and the advent of telephone company participation in the provision of video programming service.

OTHER CONSIDERATIONS

     The foregoing summary does not purport to be a complete discussion of all provisions of the Communications Act or other congressional acts or of the regulations and policies of the FCC. For further information, reference should be made to the Communications Act, other congressional acts, and regulations and public notices promulgated from time to time by the FCC. There are additional regulations and policies of the FCC and other federal agencies that govern political broadcasts, advertising, equal employment opportunity, and other matters affecting our business and operations.

EMPLOYEES

     As of December 31, 1999, we had approximately 49 employees. None of the employees are represented by labor unions under any collective bargaining agreement. We have not experienced significant labor problems and we consider our overall labor relations to be good.

ITEM 2. PROPERTIES

     We have facilities consisting of offices, studios and tower sites. Transmitter and tower sites are located to provide maximum signal coverage of the stations' markets. The following table generally describes our principal owned and leased real property in the Des Moines market:

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
                          KDSM Transmitter land           Leased (expires 11/08/2034)     40 Acres

     We believe that all of our properties, both owned and leased, are generally in good operating condition, subject to normal wear and tear, and are suitable and adequate for our current business operations.

ITEM 3. LEGAL PROCEEDINGS

     Lawsuits and claims are filed against us from time to time in the ordinary course of business. These actions are in various preliminary stages, and no judgments or decisions have been rendered by hearing boards or courts. Management, after reviewing developments to date with legal counsel, is of the opinion that the outcome of such matters will not have a material adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our stockholders during the fourth quarter of 1999.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     None.


ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data for the years ended December 31, 1995, 1996, 1997, 1998 and 1999 have been derived from our audited Consolidated Financial Statements. The Consolidated Financial Statements for the years ended December 31, 1997, 1998 and 1999 are included elsewhere in this Form 10-K.

     The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included elsewhere in this Form 10-K.

                                                      PREDECESSOR   COMBINED (A)               THE COMPANY
                                                     ------------- -------------- --------------------------------------
                                                                          YEARS ENDED DECEMBER 31,
                                                     -------------------------------------------------------------------
                                                          1995          1996          1997         1998         1999
                                                     ------------- -------------- ------------ ------------ ------------
                                                                           (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA
Net broadcast revenues (b) .........................   $   7,478     $   8,218     $    8,140   $   8,363    $   8,461
Barter revenues ....................................          --           204            398         552          541
                                                       ---------     ---------     ----------   ---------    ---------
Total revenues .....................................       7,478         8,422          8,538       8,915        9,002
                                                       ---------     ---------     ----------   ---------    ---------
Operating costs (c) ................................       3,489         3,773          3,658       3,742        3,997
Expenses from barter arrangements ..................          --           225            283         377          392
Depreciation and amortization (d) ..................       3,338         2,616          3,521       4,349        3,555
Stock-based compensation ...........................          --            --             23          23           23
                                                       ---------     ---------     ----------   ---------    ---------
Broadcast operating income .........................         651         1,808          1,053         424        1,035
Parent preferred stock dividend income .............          --            --         20,826      26,033       26,033
Subsidiary trust minority interest expense (e) .....          --            --        (18,600)    (23,250)     (23,250)
Interest and other income ..........................          12            --             --         239          671
                                                       ---------     ---------     ----------   ---------    ---------
Income before income taxes .........................   $     663     $   1,808     $    3,279   $   3,446    $   4,489
                                                       =========     =========     ==========   =========    =========
Net income .........................................   $     663     $   1,323     $    1,895   $     729    $   8,977
                                                       =========     =========     ==========   =========    =========
Net income available to common shareholders ........   $     663     $   1,323     $    1,895   $     729    $   8,977
                                                       =========     =========     ==========   =========    =========
OTHER DATA:
Broadcast cash flow (f) ............................   $   2,922     $   3,727     $    3,661   $   3,693    $   3,433
Broadcast cash flow margin (g) .....................        39.1%         45.4%          45.0%       44.2%        40.6%
Adjusted EBITDA (h) ................................   $   2,772     $   3,291     $    3,378   $   3,423    $   3,175
Adjusted EBITDA margin (g) .........................        37.1%         40.0%          41.5%       40.9%        37.5%
Program contract payments ..........................   $   1,217     $   1,133     $    1,219   $   1,373    $   1,438
Corporate overhead expense .........................         150           436            283         270          258
Capital expenditures ...............................         139           190            197         235          151
Cash flows from operating activities ...............       2,813         1,647          4,060       4,210       10,428
Cash flows from investing activities ...............        (121)         (190)      (207,973)       (235)        (151)
Cash flows from financing activities ...............      (2,686)       (1,485)       203,921      (3,979)     (10,275)
BALANCE SHEET DATA:
Cash and cash equivalents ..........................   $      62     $       3     $       11   $       7    $       9
Total assets .......................................       8,344        40,674        258,540     259,519      268,061
HYTOPS (i) .........................................          --            --        200,000     200,000      200,000
Total equity of partnership 1995 to 1996, total
 stockholders' equity 1997 to 1999 .................       5,046        37,516         53,749      54,478       63,455

----------------
(a) The combined column represents the results of operations for the five months ended May 31, 1996 of KDSM-TV, a division of River City Broadcasting, L.P. (the predecessor) and the results of operations for the seven months ended December 31, 1996 of KDSM, Inc. and subsidiaries.

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

(e) Subsidiary trust minority interest expense represents the distributions on the HYTOPS (see footnote i).

(f) "Broadcast cash flow" is defined as broadcast operating income plus corporate overhead expense, special bonuses paid to executive officers, stock-based compensation, depreciation and amortization (including film amortization and excess syndicated programming), less cash payments for program rights. Cash program payments represent cash payments made for current programs payable and do not necessarily correspond to program usage. Special bonuses paid to executive officers are considered unusual and non-recurring. We have presented broadcast cash flow data, which we believe are comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies. However, broadcast cash flow does not purport to represent cash provided by operating activities as reflected in our consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

(g) "Broadcast cash flow margin" is defined as broadcast cash flow divided by net broadcast revenues. "Adjusted EBITDA margin" is defined as Adjusted EBITDA divided by net broadcast revenues.

(h) "Adjusted EBITDA" is defined as broadcast cash flow less corporate expenses and is a commonly used measure of performance for broadcast companies. Adjusted EBITDA does not purport to represent cash provided by operating activities as reflected in our consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

(i)  HYTOPS  represents  our  Obligated   Mandatorily   Redeemable  Security  of
     Subsidiary Trust Holding Solely KDSM Senior Debentures representing $200 million aggregate liquidation value.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     Our operating revenues are derived from local and national advertisers. Our revenues from local advertisers have continued to trend upward and revenues from national advertisers have continued to trend downward when measured as a percentage of total broadcast revenue. We believe this trend is primarily resulting from an increase in the number of media outlets providing national advertisers a means by which to advertise their goods and services. Our efforts to mitigate this trend include continuing our efforts to increase local revenues and the development of innovative marketing strategies to sell traditional and non-traditional services to national advertisers.

     Our primary operating expenses involved in owning, operating or programming the television station are syndicated program rights fees, commissions on revenues, employee salaries and station promotional costs. Amortization and depreciation of costs associated with the acquisition of the station are also significant factors in determining our overall profitability.

     Set forth below are the principal types of broadcast revenues received by our station for the periods indicated and the percentage contribution of each type to our total gross broadcast revenues:

                              BROADCAST REVENUES
                            (DOLLARS IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                       ----------------------------------------------------------------------------
                                                1997                      1998                       1999
                                       -----------------------   -----------------------   ------------------------
Local/regional advertising .........    $  6,132        65.6%     $  6,618        69.2%     $  6,996         72.7%
National advertising ...............       3,146        33.7%        2,769        29.0%        2,536         26.4%
Network compensation ...............          --         0.0%           53         0.5%           --          0.0%
Political advertising ..............          --         0.0%           34         0.4%           17          0.2%
Production .........................          66         0.7%           89         0.9%           73          0.7%
                                        --------       -----      --------       -----      --------        -----
Broadcast revenues .................       9,344       100.0%        9,563       100.0%        9,622        100.0%
                                        ========       =====      ========       =====      ========        =====
Less: agency commissions ...........      (1,204)                   (1,200)                   (1,161)
                                        --------                  --------                  --------
Broadcast revenues, net ............       8,140                     8,363                     8,461
Barter revenues ....................         398                       552                       541
                                        --------                  --------                  --------
Total revenues .....................    $  8,538                  $  8,915                  $  9,002
                                        ========                  ========                  ========

     Our primary types of programming and their approximate percentages of 1999 net broadcast revenues were syndicated programming (64.6%), network programming (19.9%), sports programming (9.1%), paid programming (4.8%) and children's programming (1.6%). Similarly, our six largest categories of advertising and their approximate percentages of 1999 net broadcast revenues were automotive (19%), services (16%), restaurants (12%), food (7%), retail/department stores (6%), home products (6%), and soft drinks (6%). No other advertising category accounted for more than 6% of our net broadcast revenues in 1999. No individual advertiser accounted for more than 5% of the station's net broadcast revenues in 1999.

     The following table sets forth certain of our operating data for the years ended December 31, 1997, 1998 and 1999. For definitions of items, see footnotes on pages 13 and 14 of this document.

                                OPERATING DATA
                            (DOLLARS IN THOUSANDS)

                                                                    YEARS ENDED DECEMBER 31,
                                                           ------------------------------------------
                                                               1997           1998           1999
                                                           ------------   ------------   ------------
Net broadcast revenues (b) .............................    $    8,140     $   8,363      $   8,461
Barter revenues ........................................           398           552            541
                                                            ----------     ---------      ---------
Total revenues .........................................         8,538         8,915          9,002
                                                            ----------     ---------      ---------
Operating costs (c) ....................................         3,658         3,742          3,997
Expenses from barter arrangements ......................           283           377            392
Depreciation and amortization (d) ......................         3,521         4,349          3,555
Stock-based compensation ...............................            23            23             23
                                                            ----------     ---------      ---------
Broadcast operating income .............................         1,053           424          1,035
Parent preferred stock dividend income .................        20,826        26,033         26,033
Subsidiary trust minority interest expense (e) .........       (18,600)      (23,250)       (23,250)
Interest and other income ..............................            --           239            671
                                                            ----------     ---------      ---------
Income before income taxes .............................    $    3,279     $   3,446      $   4,489
Net income .............................................    $    1,895     $     729      $   8,977
                                                            ----------     ---------      ---------
Basic and diluted net income available to common
 shareholders ..........................................    $    1,895     $     729      $   8,977
                                                            ==========     =========      =========
BROADCAST CASH FLOW (BCF)
 DATA:
 BCF (f) ...............................................    $    3,661     $   3,693      $   3,433
 BCF margin (g) ........................................          45.0%         44.2%          40.6%

OTHER DATA: ............................................
 Adjusted EBITDA (h) ...................................    $    3,378     $   3,423      $   3,175
 Adjusted EBITDA margin (g) ............................          41.5%         40.9%          37.5%
 Program contract payments .............................    $    1,219     $   1,373      $   1,438
 Corporate overhead expense ............................           283           270            258
 Capital expenditures ..................................           197           235            151
 Cash flows from operating activities ..................         4,060         4,210         10,428
 Cash flows from investing activities ..................      (207,973)         (235)          (151)
 Cash flows from financing activities ..................       203,921        (3,979)       (10,275)

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1999 AND 1998

     Net broadcast revenues increased to $8.5 million for the year ended December 31, 1999 from $8.4 million for the year ended December 31, 1998, or 1.2%. When comparing the year ended December 31, 1999 to the year ended December 31, 1998, revenues from local advertisers increased approximately $378,000, or 5.7% and revenues from national advertisers decreased approximately $233,000, or 8.4%. Our decrease in national advertising was mitigated by an offsetting increase in local advertising revenue. The decrease in national revenue is a trend that we believe is resulting from an increase in the number of media outlets providing national advertisers a means by which to advertise their goods and services. Station operating costs increased to $4.0 million for the year ended December 31, 1999 from $3.7 million for the year ended December 31, 1998, or 8.1%. The increase in operating costs for the year ended December 31, 1999, as compared to the year ended December 31, 1998 primarily resulted from an increase in promotion and programming costs.

     Depreciation and amortization decreased to $3.6 million for the year ended December 31, 1999 from $4.3 million for the year ended December 31, 1998, or 16.3%. The decrease in depreciation and amortization for the year ended December 31, 1999 as compared to the year ended December 31, 1998 was primarily due to the write-off of deferred financing costs in May 1998.

     Broadcast operating income increased to $1.0 million for the year ended December 31, 1999 from $424,000 for the year ended December 31, 1998, or 136%. The increase in broadcast operating income for the year ended December 31, 1999 as compared to the year ended December 31, 1998 was primarily attributable to the decrease in depreciation and amortization combined with an increase in net broadcast revenues as noted above.

     Parent preferred stock dividend income of $26.0 million for the year ended December 31, 1999 is related to our investment in 12 5/8% series C preferred stock (the parent preferred securities) issued by Sinclair, completed March 12, 1997. Subsidiary trust minority interest expense of $23.3 million for the year ended December 31, 1999 is related to the private placement of the subsidiary trust preferred securities (the HYTOPS). Our ability to make future subsidiary trust minority interest payments is directly contingent upon the parent's ability to pay dividends on parent preferred stock.

     We recorded an income tax benefit of $4.5 million for the year ended December 31, 1999 compared to an income tax provision of $2.7 million for the year ended December 31, 1998. The change in income taxes for the year ended December 31, 1999 as compared to the year ended December 31, 1998 is attributable to the dividends received deduction associated with the HYTOPS. Our effective tax rate for the year ended December 31, 1999 was (100.0%) as compared to 78.8% for the year ended December 31, 1998. The decrease in our effective tax rate for 1999 primarily resulted from the dividends received deduction associated with the HYTOPS.

     Deferred state tax liability decreased to zero as of December 31, 1999 from $846,000 as of December 31, 1998. The decrease in our deferred tax liability as of December 31, 1999 as compared to December 31, 1998 is primarily due to the dividends received deduction associated with the HYTOPS. Federal income taxes are allocated to or from us by Sinclair at the statutory rate, are considered payable or receivable currently and are reflected as an adjustment to due from parent or due to parent in our balance sheet depending upon whether there is a tax benefit or provision, respectively.

     Net income increased to $9.0 million for the year ended December 31, 1999 from $729,000 for the year ended December 31, 1998. The increase in net income for the year ended December 31, 1999 as compared to the year ended December 31, 1998 is primarily due to the change in income taxes combined with a decrease in depreciation and amortization and an increase in net broadcast revenues as noted above.

     Broadcast cash flow decreased to $3.4 million for the year ended December 31, 1999 from $3.7 million for the year ended December 31, 1998, or 8.1%. Our broadcast cash flow margin decreased to 40.6% for the year ended December 31, 1999 from 44.2% for the year ended December 31, 1998. The decrease in broadcast cash flow and broadcast cash flow margin for the year ended December 31, 1999 as compared to the year ended December 31, 1998 primarily resulted from an increase in operating expenses as noted above combined with an increase in program contract payments offset by an increase in net broadcast revenues.

     Adjusted EBITDA decreased to $3.2 million for the year ended December 31, 1999 from $3.4 million for the year ended December 31, 1998, or 5.9%. Our Adjusted EBITDA margin decreased to 37.5% for the year ended December 31, 1999 from 40.9% for the year ended December 31, 1998. The decrease in adjusted EBITDA and adjusted EBITDA margin for the year ended December 31, 1999 as compared to the year ended December 31, 1998 primarily resulted from an increase in operating expenses as noted above combined with an increase in program contract payments offset by an increase in net broadcast revenues.

YEARS ENDED DECEMBER 31, 1998 AND 1997

     Total revenues increased to $8.9 million for the year ended December 31, 1998 from $8.5 million for the year ended December 31, 1997, or 4.7%. Excluding the effects of non-cash barter transactions, net broadcast revenues for the year ended December 31, 1998 increased by 2.7% when compared to the year ended December 31, 1997. When comparing the year ended December 31, 1998 to the year ended December 31, 1997, revenues from local advertisers increased approximately $486,000 or 7.9% and revenues from national advertisers decreased approximately $377,000 or 12.0%. Our decrease in national advertising was mitigated by an offsetting increase in local advertising revenue. The decrease in national revenue is a trend that we believe is resulting from an increase in the number of media outlets providing national advertisers a means by which to advertise their goods and services.

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

     Parent preferred stock dividend income of $26.0 million for the year ended December 31, 1998 is related to our investment in 12 5/8% series C preferred stock (the parent preferred securities) issued by Sinclair, completed March 12, 1997. Subsidiary trust minority interest expense of $23.3 million for the year ended December 31, 1998 is related to the private placement of the subsidiary trust preferred securities (the HYTOPS). Our ability to make future subsidiary trust minority interest payments is directly contingent upon the parent's ability to pay dividends on parent preferred stock.

     The income tax provision increased to $2.7 million for the year ended December 31, 1998 from $1.4 million for the year ended December 31, 1997. The increase for the year ended December 31, 1998 as compared to the combined twelve months ended December 31, 1997 is attributable to deferred tax liabilities associated with the HYTOPS. Our effective tax rate for the year ended December 31, 1998 was 78.8% as compared to 42.2% for the year ended December 31, 1997. The increase in our effective tax rate for 1998 primarily resulted from the deferred tax liability associated with the HYTOPS.

     Deferred state tax liability increased to $846,000 as of December 31, 1998 from $334,000 as of December 31, 1997. The increase in our deferred tax liability as of December 31, 1998 as compared to December 31, 1997 is primarily due to pre-tax income for the year ended December 31, 1998. Federal income taxes are allocated to us by Sinclair at the statutory rate, are considered payable currently and are reflected as an adjustment to due from parent in our balance sheet.

     Net income for the year ended December 31, 1998 was $729,000 compared to net income of $1.9 million for the year ended December 31, 1997.

     Adjusted EBITDA and Broadcast Cash Flow for the year ended December 31, 1998 remained consistent compared to the year ended December 31, 1997.

     Our Broadcast Cash Flow margin decreased to 44.2% for the year ended December 31, 1998 from 45.0% for the year ended December 31, 1997. The decrease in Broadcast Cash Flow margins for the year ended December 31, 1998 as compared to the year ended December 31, 1997 primarily resulted from decreases in national revenues as noted above combined with increases in program contract payments.

     Our Adjusted EBITDA margin decreased to 40.9% for the year ended December 31, 1998 from 41.5% for the year ended December 31, 1997. The decrease in Adjusted EBITDA margin for the year ended December 31, 1998 as compared to the year ended December 31, 1997 primarily resulted from decreases in national revenues as noted above combined with increases in program contract payments.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1999, we had cash balances of approximately $9,000 and working capital of approximately $647,000. Our primary source of liquidity is cash from operations which management believes to be sufficient to meet operating cash requirements. Cash requirements or excess cash from operations are funded by or deposited into Sinclair's centralized banking system utilized by all of its wholly owned subsidiaries.

     We do not anticipate capital expenditures in the coming year to exceed historical capital expenditures, which were approximately $151,000 in 1999. If we are required to make capital expenditures to keep up with emerging technologies, management believes we will be able to fund such expenditures from cash flow and from the proceeds of indebtedness or financing that is allowed to be incurred or obtained under our senior debenture indenture (provided that our debt to Adjusted EBITDA ratio is 4 to 1 or less) or from capital contributions from Sinclair to the extent permitted under Sinclair's debt instruments. Under these instruments, Sinclair would currently be able to make capital contributions to us in an amount sufficient to cover such costs if it chose to do so.

SEASONALITY

     Our results usually are subject to seasonal fluctuations, which result in fourth quarter broadcast operating income being greater usually than first, second and third quarter broadcast operating income. This seasonality is primarily attributable to increased expenditures by advertisers in anticipation of holiday season spending and an increase in viewership during this period. In addition, revenues from political advertising tend to be higher in even numbered years.

YEAR 2000 COMPLIANCE

     Sinclair spent approximately $2.5 million over the past two years updating hardware and software systems to ensure Year 2000 compliance. The four phases of Sinclair's Year 2000 plan consisted of: inventory and data collection; compliance requests; test fix and verify; final testing and new item compliance. Each of the four phases of Sinclair's Year 2000 process have been successfully completed and no disruptions to operations occurred as a result of Year 2000.

     Although we have completed all phases of our Year 2000 compliance project and currently believe all of our systems to be Year 2000 compliant, we cannot assure you that any of our systems will be Year 2000 compliant in future dates. In addition, we cannot assure you that outside systems indirectly related to our operations are Year 2000 complaint or will be Year 2000 compliant in future dates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISKS

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our financial statement and supplementary data required by this item are filed as exhibits, are listed under Item 14(a)(1) and (2), and are incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information relating to our executive officers, directors, certain key employees and persons expected to become executive officers, directors or key employees.

            NAME                AGE             TITLE
----------------------------   -----   -----------------------
David D. Smith .............    49     President and Director
David B. Amy ...............    47     Secretary and Director
Dr. David McCarus ..........    48     Director

     Members of the board of directors are elected for one-year terms and until their successors are duly elected and qualified. Executive officers are appointed by the board of directors annually to serve for one-year terms and until their successors are duly appointed and qualified.

     David D. Smith has served as President of KDSM since April of 1996. In addition, Mr. Smith has served as President, Chief Executive Officer and Chairman of the Board for Sinclair Broadcast Group, Inc. since September 1990. Prior to that, he served as General Manager of WPTT, Pittsburgh, Pennsylvania, from 1984, and assumed the financial and engineering responsibility for Sinclair, including the construction of WTTE, Columbus, Ohio, in 1984. In 1980, Mr. Smith founded Comark Television, Inc., which applied for and was granted the permit for WPXT-TV in Portland, Maine and which purchased WDSI-TV in Chattanooga, Tennessee. WPXT-TV was sold one year after construction and WDSI-TV was sold two years after its acquisition. From 1978 to 1986, Mr. Smith co-founded and served as an officer and director of Comark Communications, Inc., a company engaged in the manufacture of high power transmitters for UHF television stations. His television career began with WBFF in Baltimore, where he helped in the construction of the station and was in charge of technical maintenance until 1978.

     David B. Amy has served as Secretary and Director of KDSM since April of 1996. In addition he has served as Executive Vice President of Sinclair Broadcast Group, Inc. since September 1999. Prior to that time, Mr. Amy served as Chief Financial Officer (CFO) of Sinclair since October of 1994. In addition, he serves as Secretary of Sinclair Communications, Inc., the Sinclair subsidiary which owns and operates the broadcasting operations. Prior to his appointment, Mr. Amy served as the Corporate Controller of Sinclair beginning in 1986. Mr. Amy has over sixteen years of broadcast experience, having joined Sinclair as a business manager for WPTT-TV in Pittsburgh. Mr. Amy received an MBA degree from the University of Pittsburgh in 1981. Mr. Amy is currently a member of the board of directors of Acrodyne Communications, Inc., BeautyBuys.com, Inc., and an advisor to Allegiance Capital.

     Dr. David C. McCarus has served as Director of KDSM since February 9, 1999. Dr. McCarus is Board Certified in Obstetrics and Gynecology and has been in private practice since 1983. Dr. McCarus has served on various committees and medical staff for the Greater Baltimore Medical Center. He currently serves as a member of the Quality Assurance Committee of Aetna US Healthcare and is an active member of the St. Joseph Medical Center staff. He also serves as the Head of the Division of Gynecology for MedTrend Health Systems, Inc. and Towson Surgery Center, located in Maryland. Dr. McCarus received his M.D. Degree from the West Virginia University School of Medicine and completed his residency training at the Greater Baltimore Medical Center.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding the annual and long-term compensation by Sinclair for services rendered in all capacities during the year ended December 31, 1999 by the President and the other officers of KDSM who received total annual salary and bonus of $100,000 or more in 1999 (Named Executive Officers):

                          SUMMARY COMPENSATION TABLE
                              ANNUAL COMPENSATION

                                                                     LONG-TERM
                               ANNUAL COMPENSATION                  COMPENSATION
      NAME AND         ------------------------------------    SECURITIES UNDERLYING        ALL OTHER
 PRINCIPAL POSITION     YEAR        SALARY       BONUS (A)      OPTIONS GRANTED (#)      COMPENSATION (B)
--------------------   ------   -------------   -----------   -----------------------   -----------------
David D. Smith
 President .........   1999      $1,072,500      $603,115                  --                $ 6,409
                       1998       1,290,000       502,526                  --                  6,515
                       1997       1,354,490        98,224                  --                  6,306
David B. Amy
 Secretary .........   1999         300,000        75,000                                     10,945
                       1998         200,000        75,000             135,000                 11,136
                       1997         189,000        50,000              25,000                 10,140

(a) The bonuses reported in this column represent amounts awarded and paid during the fiscal years noted but relate to the fiscal year immediately prior to the year noted.

(b) All other compensation consists of income deemed received for personal use of KDSM-leased automobiles, our 401 (k) contribution, life insurance and long-term disability coverage.

STOCK OPTIONS

     The following table shows the number of stock options exercised during 1999 and the 1999 year-end value of the stock options held by the named executive officers:

                                                                                            POTENTIAL REALIZABLE
                                                                                                    VALUE
                                NUMBER OF                                                 AT ASSUMED ANNUAL RATES
                                SECURITIES                                                     OF STOCK PRICE
                                UNDERLYING                                                      APPRECIATION
                            OPTIONS GRANTED TO                                              FOR OPTION TERM (A)
                               EMPLOYEES IN           EXERCISE               EXPIRATION   ------------------------
      NAME                     FISCAL YEAR       PRICE PER SHARE               DATE           0%        5%    10%
------------------------   -------------------   -----------------          -----------       -         -     --
David D. Smith .........           --                   --           --         --           --        --      --
David B. Amy ...........           --                   --           --         --           --        --      --

----------
Aggregated Option Exercises in Last Fiscal Year and December 31, 1999 Option Values


                                                                       NUMBER OF
                                                            SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                                                             UNEXERCISED OPTIONS         "IN-THE-MONEY" OPTIONS
                                                            AT DECEMBER 31, 1999          AT DECEMBER 31, 1999
                          SHARES ACQUIRED      VALUE    ----------------------------- ----------------------------
          NAME              ON EXERCISE     REALIZED(A)  EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
------------------------ ----------------- ------------ ------------- --------------- ------------- --------------
David D. Smith .........        --              --              --             --             --          --
David B. Amy ...........        --              --          65,000        135,000        $25,545          --

(a) An "In-the-Money" option is an option for which the option price of the underlying stock is less than the market price at December 31, 1999, and all of the value shown reflects stock price appreciation since the granting of the option.

EMPLOYMENT AGREEMENTS

     Sinclair entered into an employment agreement with David D. Smith, President and Chief Executive Officer of Sinclair, on June 12, 1995, which expired on June 12, 1998. Sinclair has not entered into a new agreement with Mr. Smith and does not currently anticipate entering into a new agreement. As of January 1, 2000, David Smith receives a base salary of approximately $1,000,000.

     In September 1998, Sinclair entered into an amended employment agreement with David B. Amy, then Vice President and Chief Financial Officer of Sinclair and Secretary of KDSM. The agreement does not have any specified termination date, and Sinclair has the right to terminate the employment of Mr. Amy at any time, with or without cause, subject to the payment of severance payments for termination without cause. The severance payment due upon termination without cause is equal to one month's base salary in effect at the time of the termination times the number of the years of continuous employment by Sinclair or its predecessor. During each year, Mr. Amy will be entitled to receive compensation as determined by the compensation committee of Sinclair in consultation with the Chief Executive Officer of Sinclair. Mr. Amy's compensation may include a bonus in the sole discretion of the compensation committee of Sinclair. The agreement also contains non-competition and confidentiality restrictions on Mr. Amy. In September 1999, Mr. Amy was promoted to Executive Vice President, Sinclair Broadcast Group, Inc.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Other than as follows, no named executive officer is a director of a corporation that has a director or executive officer who is also a director of KDSM. Each of David D. Smith and David B. Amy, both of whom are executive officers and directors of KDSM, is a director and/or executive officer of Sinclair.

     During 1999, none of the named executive officers participated in any deliberations of our board of directors or the compensation committee relating to compensation of the named executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of KDSM, Inc. common stock as of March 24, 2000, by holders having beneficial ownership of more than five percent of KDSM, Inc. common stock.

                                                       COMMON STOCK
                                          --------------------------------------
        NAME OF BENEFICIAL OWNER           NUMBER OF SHARES     PERCENT OF CLASS
---------------------------------------   ------------------   -----------------
Sinclair Communications, Inc. .........          100                 100%
 10706 Beaver Dam Road
 Cockeysville, MD 21030

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

(a) (1) Index to Financial Statements

     The financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

                                                                                        PAGE
                                                                                       -----
   Index to Financial Statements ...................................................    F-1
   Report of Independent Public Accountants ........................................    F-2
   Consolidated Balance Sheets as of December 31, 1998 and 1999 ....................    F-3
   Consolidated Statements of Operations for the Years Ended December 31, 1997,
     1998, and 1999 ................................................................    F-4
   Consolidated Statements of Changes in Stockholder's Equity for the Years Ended
     December 31, 1997, 1998, and 1999 .............................................    F-5
   Consolidated Statements of Cash Flows for the Years Ended December 31, 1997,
     1998, and 1999 ................................................................    F-6
   Notes to Consolidated Financial Statements ......................................    F-7

(a) (2) Index to Financial Statements Schedules

     The financial statements schedules required by this item are submitted on pages S-1 through S-3 of this report.

                                                                                        PAGE
                                                                                       -----
   Index to Schedules ..............................................................    S-1
   Report of Independent Public Accountants ........................................    S-2
   Schedule II -- Valuation and Qualifying Accounts ................................    S-3

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(a) (3) Index to Exhibits

     The exhibit index in Item 14(c) is incorporated by reference in this report.

(b) Reports on Form 8-K

     There were no reports on Form 8-K filed by the registrant during the fourth quarter of the fiscal year ended December 31, 1999.

(c) Exhibits

   The following exhibits are filed with this report:

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                                             DESCRIPTION
--------   -------------------------------------------------------------------------------------------
           Amended and Restated Trust Agreement, dated as of March 12, 1997 among KDSM, Inc.,
           First Union National Bank of Maryland, First Union Bank of Delaware, David D. Smith and
 3.1       David B. Amy (1)
 3.2       Articles of Incorporation of KDSM, Inc., as of April 22, 1996 (1)
 3.3       By-Laws of KDSM, Inc. (1)
           Indenture, dated as of March 12, 1997 among KDSM, Inc., Sinclair Broadcast Group, Inc. and
 4.1       First Union National Bank of Maryland (1)
           Pledge and Security Agreement dated as of March 12, 1997 between KDSM, Inc. and First
 4.2       Union National Bank of Maryland (1)
 4.3       Form of 11 5/8 % High Yield Trust Offered Preferred Securities of Sinclair Capital (1)
 4.4       Form of 11 5/8% Senior Debentures due 2009 of KDSM, Inc. (included in Exhibit 4.1) (1)
           Form of Parent Guarantee Agreement between Sinclair Broadcast Group,Inc. and First
 4.5       Union National Bank of Maryland (1)
 27        Financial Data Schedule of KDSM, Inc.

----------
(1) Incorporated by reference from the Company's Registration Statement on Form S-4, No. 333-26427.

(d)  Financial Statements Schedules

     The financial  statement  schedules  required by this Item are listed under
Item 14 (a) (2).

                                  SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March 2000.

                                        KDSM, INC.

                                        By: /s/ David D. Smith
                                          -------------------------------------
                                           David D. Smith
                                           President
                                           Principal Executive Officer

                                        SINCLAIR CAPITAL

                                        By: /s/ David B. Amy
                                          -------------------------------------
                                           David B. Amy
                                           Administrative Trustee


                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below under the heading "Signature" constitutes and appoints David B. Amy as his or her true and lawful attorneys-in-fact each acting alone, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead in any and all capacities to sign any or all amendments to this 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitutes, each acting alone, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                                 TITLE                             DATE
---------------------------   ----------------------------------------------   ---------------
      /s/ David D. Smith      Director and President                           March 30, 2000
-------------------------      (principal executive officer)
         David D. Smith       KDSM, Inc.
                               Administrative Trustee
                               (principal executive officer)
                               Sinclair Capital

        /s/ David B. Amy      Director and Secretary                           March 30, 2000
-------------------------      (principal financial and accounting officer)
        David B. Amy          KDSM, Inc.
                               Administrative Trustee
                               (principal financial and accounting officers)
                               Sinclair Capital
  /s/ Dr. David McCarus
-------------------------     Director                                         March 30, 2000
       Dr. David McCarus       KDSM, Inc.

                          KDSM, INC. AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                       -----
KDSM, INC. AND SUBSIDIARIES
 Report of Independent Public Accountants ..........................................    F-2
 Consolidated Balance Sheets as of December 31, 1998 and 1999 ......................    F-3
 Consolidated Statements of Operations for the Years Ended December 31, 1997, 1998,
   and 1999 ........................................................................    F-4
 Consolidated Statements of Changes in Stockholder's Equity for the Years Ended
   December 31, 1997, 1998, and 1999 ...............................................    F-5
 Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1998,
   and 1999 ........................................................................    F-6
 Notes to Consolidated Financial Statements ........................................    F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of
Sinclair Broadcast Group, Inc.:

     We have audited the accompanying consolidated balance sheets of KDSM, Inc. (a Maryland corporation) and subsidiaries (the Company) as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholder's equity and cash flows for the years ended December 31, 1997, 1998, and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KDSM, Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of its operations and its cash flows for the years ended December 31, 1997, 1998, and 1999, in conformity with accounting principles generally accepted in the United States.

                                        ARTHUR ANDERSEN, LLP


Baltimore, Maryland,
February 24, 2000

                          KDSM, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                            AS OF DECEMBER 31,
                                                                          -----------------------
                                                                             1998         1999
                                                                          ----------   ----------
                                 ASSETS
CURRENT ASSETS:
 Cash. ................................................................    $      7     $      9
 Accounts receivable, net of allowance for doubtful accounts of $33
   and $19, respectively...............................................       2,107        1,901
 Dividends receivable from parent .....................................       1,085        1,085
 Current portion of program contract costs ............................         910          961
 Prepaid expenses and other current assets ............................          25            9
 Deferred barter costs ................................................          28           29
                                                                           --------     --------
    Total current assets ..............................................       4,162        3,994
PROPERTY AND EQUIPMENT, net ...........................................       3,062        2,813
PROGRAM CONTRACT COSTS, less current portion ..........................         534          890
INVESTMENT IN PARENT PREFERRED SECURITIES .............................     206,200      206,200
DUE FROM PARENT .......................................................       6,652       16,927
OTHER ASSETS, net of accumulated amortization of $1,889 and
 $1,786, respectively..................................................       6,532        5,892
ACQUIRED INTANGIBLE BROADCASTING ASSETS, net of
 accumulated amortization of $2,501 and $3,533, respectively...........      32,377       31,345
                                                                           --------     --------
    Total Assets ......................................................    $259,519     $268,061
                                                                           ========     ========
                    LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
 Accounts payable .....................................................    $     17     $     58
 Accrued liabilities ..................................................         386          353
 Current portion of program contracts payable .........................       1,920        1,915
 Deferred barter revenues .............................................         102           52
 Subsidiary trust minority interest expense payable ...................         969          969
                                                                           --------     --------
    Total current liabilities .........................................       3,394        3,347
PROGRAM CONTRACTS PAYABLE .............................................         801        1,259
DEFERRED STATE TAXES ..................................................         846            -
                                                                           --------     --------
    Total liabilities .................................................       5,041        4,606
                                                                           --------     --------
COMMITMENTS AND CONTINGENCIES
COMPANY OBLIGATED MANDATORILY REDEEMABLE
 SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY
 KDSM SENIOR DEBENTURES ...............................................     200,000      200,000
                                                                           --------     --------
STOCKHOLDER'S EQUITY:
 Common stock, $.01 par value, 1,000 shares authorized and 100 shares
   issued and outstanding .............................................          --           --
 Additional paid-in capital ...........................................      51,149       51,149
 Retained earnings ....................................................       3,329       12,306
                                                                           --------     --------
    Total stockholder's equity ........................................      54,478       63,455
                                                                           --------     --------
    Total Liabilities and Stockholder's Equity ........................    $259,519     $268,061
                                                                           ========     ========

 The accompanying notes are an integral part of these consolidated statements.

                          KDSM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           1997           1998           1999
                                                                       ------------   ------------   ------------
REVENUES:
 Station broadcast revenues, net of agency commissions of $1,204,
   $1,200 and $1,161, respectively..................................    $   8,140      $   8,363      $   8,461
 Revenues realized from station barter arrangements ................          398            552            541
                                                                        ---------      ---------      ---------
    Total revenues .................................................        8,538          8,915          9,002
                                                                        ---------      ---------      ---------
OPERATING EXPENSES:
 Program and production ............................................        1,199          1,153          1,393
 Selling, general and administrative ...............................        2,482          2,612          2,627
 Expenses realized from station barter arrangements ................          283            377            392
 Amortization of program contract costs and net realizable value
   adjustments .....................................................        1,579          1,710          1,483
 Depreciation of property and equipment ............................          354            381            400
 Amortization of acquired intangible broadcasting assets and other
   assets ..........................................................        1,588          2,258          1,672
                                                                        ---------      ---------      ---------
    Total operating expenses .......................................        7,485          8,491          7,967
                                                                        ---------      ---------      ---------
    Broadcast operating income .....................................        1,053            424          1,035
                                                                        ---------      ---------      ---------
OTHER INCOME (EXPENSE):
 Parent preferred stock dividend income ............................       20,826         26,033         26,033
 Subsidiary trust minority interest expense ........................      (18,600)       (23,250)       (23,250)
 Interest income ...................................................            -            239            671
                                                                        ---------      ---------      ---------
    Income before allocation of consolidated federal income taxes
      and state income taxes .......................................        3,279          3,446          4,489
ALLOCATION OF CONSOLIDATED FEDERAL INCOME TAX
 PROVISION (BENEFIT) ...............................................        1,123          2,205         (3,642)
STATE INCOME TAX PROVISION (BENEFIT) ...............................          261            512           (846)
                                                                        ---------      ---------      ---------
NET INCOME .........................................................    $   1,895      $     729      $   8,977
                                                                        =========      =========      =========
Basic and diluted net income per common share ......................    $  18,950      $   7,290      $  89,770
                                                                        =========      =========      =========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .........................          100            100            100
                                                                        =========      =========      =========

 The accompanying notes are an integral part of these consolidated statements.

                          KDSM, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999
                                (IN THOUSANDS)

                                                      ADDITIONAL                      TOTAL
                                           COMMON       PAID-IN      RETAINED     STOCKHOLDER'S
                COMPANY                     STOCK       CAPITAL      EARNINGS        EQUITY
---------------------------------------   --------   ------------   ----------   --------------
BALANCE, December 31, 1996 ............      $--        $36,811      $   705         $37,516
 Parent capital contributions .........       --         14,338           --          14,338
 Net income ...........................       --             --        1,895           1,895
                                             ---        -------      -------         -------
BALANCE, December 31, 1997 ............       --         51,149        2,600          53,749
 Net income ...........................       --             --          729             729
                                             ---        -------      -------         -------
BALANCE, December 31, 1998 ............       --         51,149        3,329          54,478
 Net income ...........................       --             --        8,977           8,977
                                             ---        -------      -------         -------
BALANCE, December 31, 1999 ............      $--        $51,149      $12,306         $63,455
                                             ===        =======      =======         =======

 The accompanying notes are an integral part of these consolidated statements.

                          KDSM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999
                                (IN THOUSANDS)

                                                                                  1997            1998           1999
                                                                             -------------   -------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ..............................................................    $    1,895       $   729        $   8,977
 Adjustments to reconcile net income to net cash flows from
   operating activities--
   Depreciation of property and equipment ................................           354           381              400
   Amortization of acquired intangible broadcasting assets and
    other assets .........................................................         1,588         2,258            1,672
   Amortization of program contract costs and net realizable value
    adjustments ..........................................................         1,579         1,710            1,483
   Increase (decrease) in deferred state taxes ...........................           261           512             (846)
   Net effect of change in deferred barter revenues and deferred
    barter costs .........................................................            39           (35)             (51)
 Changes in assets and liabilities, net of effects of acquisitions and dispositions--
   (Increase) decrease in accounts receivable, net .......................           (98)           43              206
   Increase in dividend receivable from parent ...........................        (1,085)           --               --
   Decrease in prepaid expenses and other current assets .................            53             8               17
   (Decrease) increase in accounts payable and accrued liabilities.                 (276)          (23)               8
   Increase in subsidiary trust minority interest expense payable ........           969            --               --
 Payments on program contracts payable ...................................        (1,219)       (1,373)          (1,438)
                                                                              ----------       --------       ---------
 Net cash flows from operating activities ................................         4,060         4,210           10,428
                                                                              ----------       --------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in Parent Preferred Securities ...............................      (206,200)           --               --
 Payment for exercise of purchase option .................................        (1,576)           --               --
 Acquisition of property and equipment ...................................          (197)         (235)            (151)
                                                                              ----------       --------       ---------
 Net cash flows from investing activities ................................      (207,973)         (235)            (151)
                                                                              ----------       --------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in due from parent ...........................................        (2,611)       (3,979)         (10,275)
 Contributions of capital ................................................        13,776            --               --
 Net proceeds from subsidiary trust securities offering ..................       192,756            --               --
                                                                              ----------       --------       ---------
 Net cash flows from financing activities ................................       203,921        (3,979)         (10,275)
                                                                              ----------       --------       ---------
NET INCREASE (DECREASE) IN CASH ..........................................             8            (4)               2
CASH, beginning of period ................................................             3            11                7
                                                                              ----------       ---------      ---------
CASH, end of period ......................................................    $       11       $     7        $       9
                                                                              ==========       =========      =========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
 Contribution of capital - building ......................................    $      562       $    --        $      --
                                                                              ==========       =========      =========
 Subsidiary trust minority interest payments .............................    $   17,631       $23,250        $  23,250
                                                                              ==========       =========      =========
 Parent preferred stock dividend income ..................................    $   19,742       $26,033        $  26,033
                                                                              ==========       =========      =========

 The accompanying notes are an integral part of these consolidated statements.

                    KDSM, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1997, 1998 AND 1999


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of KDSM, Inc., Sinclair Capital (a subsidiary trust), and KDSM Licensee, Inc., which are collectively referred to hereafter as "the Company" or "KDSM." The Company is a television broadcaster serving the Des Moines, Iowa area through station KDSM on Channel 17, a Fox affiliate. Sinclair Broadcast Group, Inc. (Sinclair) purchased the non-license assets of KDSM-TV from River City Broadcasting, L.P. (RCB) on May 31, 1996, and exercised its option to acquire the license assets of KDSM-TV from RCB on April 22, 1997. KDSM owns all of the issued and outstanding common stock of KDSM Licensee, Inc. and all of the common trust interests of Sinclair Capital. All intercompany amounts are eliminated in consolidation.

The accompanying December 31, 1998 and 1999 consolidated balance sheets and related consolidated statements of operations and cash flows for the years ended December 31, 1997, 1998, and 1999 are presented on a new basis of accounting.

USE OF ESTIMATES

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

BARTER ARRANGEMENTS

Certain program contracts provide for the exchange of advertising air time in lieu of cash payments for the rights to such programming. These contracts are recorded as the programs are aired at the estimated fair value of the advertising air time given in exchange for the program rights. Network programming is excluded from these calculations.

                          KDSM, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1997, 1998 AND 1999 - (CONTINUED)

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

OTHER ASSETS

Other assets primarily consist of costs related to the issuance of the HYTOPS in March of 1997. These costs are being amortized on a straight line basis over a 12 year period which represents the date they are mandatorily redeemable.

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

Intangible assets, at cost, as of December 31, 1998 and 1999, consist of the following (in thousands):

                                                    AMORTIZATION
                                                       PERIOD         1998         1999
                                                   -------------   ----------   ----------
       Goodwill ................................   40 years         $ 26,777     $ 26,777
       Decaying advertiser base ................   15 years            1,452        1,452
       FCC licenses ............................   25 years            4,966        4,966
       Network affiliations ....................   25 years            1,683        1,683
                                                                    --------     --------
                                                                      34,878       34,878
       Less - Accumulated amortization .........                      (2,501)      (3,533)
                                                                    --------     --------
                                                                    $ 32,377     $ 31,345
                                                                    ========     ========

ACCRUED LIABILITIES

Accrued liabilities consist of the following as of December 31, 1998 and 1999 (in thousands):

                                  1998      1999
                                 ------   -------
  Compensation ...............    $206     $211
  Other ......................     180      142
                                  ----     ----
                                  $386     $353
                                  ====     ====

REVENUES

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

                          KDSM, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1997, 1998 AND 1999 - (CONTINUED)

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

Property and equipment consisted of the following as of December 31, 1998 and 1999 (in thousands):

                                                                1998          1999
                                                             ----------   -----------
         Buildings and improvements ......................     $  800      $    800
         Station equipment ...............................      2,843         2,926
         Office furniture and equipment ..................        285           328
         Leasehold improvements ..........................         34            34
         Automotive equipment ............................         26            51
                                                               ------      --------
                                                                3,988         4,139
         Less - Accumulated depreciation and amortization.       (926)       (1,326)
                                                               ------      --------
                                                               $3,062      $  2,813
                                                               ======      ========

3.   PROGRAM CONTRACTS PAYABLE:

Future payments required under program contracts payable as of December 31, 1999, are as follows (in thousands):

         2000 ..........................................    $  1,915
         2001 ..........................................         777
         2002 ..........................................         394
         2003 ..........................................          76
         2004 ..........................................          12
                                                            --------
                                                               3,174
         Less - Current portion ........................      (1,915)
                                                            --------
         Long-term portion of program contracts payable.    $  1,259
                                                            ========

Included in the current portion amounts are payments due in arrears of $416,000. In addition, the Company has entered into noncancelable commitments for future program rights aggregating $2.1 million as of December 31, 1999.

The Company has estimated the fair value of its program contract payables and noncancelable commitments at approximately $2.4 million and $2.0, respectively, as of December 31, 1998, and $2.8 million and $1.7 million, respectively, at December 31, 1999, based on future cash flows discounted at the Company's current borrowing rate.

4.   RELATED PARTY TRANSACTIONS:

The financial statements of KDSM, Inc. and subsidiaries are included in the consolidated financial statements of Sinclair. Sinclair corporate expenses are allocated to KDSM and each of the Sinclair subsidiaries to cover the salaries and expenses of senior management. Total management fees and

                          KDSM, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1997, 1998 AND 1999 - (CONTINUED)

expenses, including allocated corporate expenses, for the years ended December 31, 1997, 1998, and 1999, were approximately $283,000, $270,000, and $258,000, respectively. Management believes these amounts approximate the charges which would have been incurred had the services been purchased from independent third parties. Sinclair also provides and receives short-term cash advances to and from the Company through a central cash management system. No interest is charged or received for these advances. The total amount due from Sinclair was approximately $6.7 million and $16.9 million as of December 31, 1998 and 1999.

In connection with the acquisition of KDSM's non-license assets by Sinclair, on May 31, 1996, Sinclair entered into a local marketing agreement (LMA) with RCB to provide programming services. Sinclair made specified periodic payments to RCB in exchange for the right to program and sell advertising. During 1997, Sinclair made $8,000 of payments related to the LMA with RCB before the FCC license was transferred to KDSM (see Note 11). These payments were included in the accompanying statement of operations as program and production expenses for the year ended December 31, 1997. KDSM reimbursed Sinclair for these payments, and any amounts due to Sinclair have been included in the net due from Parent amount in the accompanying consolidated balance sheets.

5.   INCOME TAXES:

Sinclair files a consolidated federal tax return, and separate state tax returns for each of its subsidiaries. It is Sinclair's policy to charge KDSM for its federal income tax provision through intercompany charges, and KDSM is directly responsible for its current state tax liabilities. The accompanying financial statements have been prepared in accordance with the separate return method of FASB 109, whereby the allocation of federal tax provision due to the Parent is based on what the subsidiary's current and deferred federal tax provision would have been had the subsidiary filed a federal income tax return outside its consolidated group. Given that KDSM is required to reimburse Sinclair for its federal tax provision, the federal income tax provision is recorded as an intercompany charge and included as a reduction of the due from Parent amount in the accompanying consolidated balance sheets as a current obligation. Accordingly, KDSM has no federal deferred income taxes. Since KDSM is directly responsible for its state taxes, all deferred tax assets or liabilities are related to state income taxes. The Company had no alternative minimum tax credit carryforwards as of December 31, 1998 and 1999.

The allocation of consolidated income taxes consists of the following for the years ended December 31, 1998 and 1999 (in thousands):

                                                     1998         1999
                                                  ---------   ------------
  Current
    Federal .....................................    $2,205       $ (3,642)
    State .......................................        --             --
                                                     ------       --------
                                                      2,205         (3,642)
                                                     ------       --------
  Deferred
    Federal .....................................        --             --
    State .......................................       512           (846)
                                                     ------       --------
                                                     $2,717       $ (4,488)
                                                     ======       ========

                          KDSM, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1997, 1998 AND 1999 - (CONTINUED)

The following is a reconciliation of federal income taxes at the applicable statutory rate to the recorded provision:

                                                               1998           1999
                                                            ----------   -------------
         Statutory federal income taxes .................   35.0%           35.0%
         Adjustments-
          State income taxes ............................    7.9             7.9
          Non-deductible expense items ..................    0.2             1.0
          Tax liability (benefit) related to dividends on
            Parent Preferred Stock (a) ..................   35.6          (130.0)
          Other .........................................    0.1          ( 13.9)
                                                            -----         ------
         Provision for income taxes .....................   78.8%         (100.0)%
                                                            =====         ======


----------
(a) In March 1997, the Company issued the HYTOPS securities. In connection with this transaction, Sinclair Broadcast Group, Inc. (the "Parent") issued $206.2 million of Series C Preferred Stock (the "Parent Preferred Stock") to KDSM, Inc., a wholly owned subsidiary. Parent Preferred Stock dividends paid to KDSM, Inc. are considered taxable income for Federal tax purposes and not considered income for book purposes. Also for Federal tax purposes, KDSM, Inc. is allowed a tax deduction for dividends received on the Parent Preferred Stock in an amount equal to Parent Preferred Stock dividends received in each taxable year limited to the extent that the Parent's consolidated group has "earnings and profits." To the extent that dividends received by KDSM, Inc. are in excess of the Parent's consolidated group earnings and profits, the Parent will reduce its tax basis in the Parent Preferred Stock which gives rise to a deferred tax liability (to be recognized upon redemption) and KDSM, Inc.'s dividend income is treated as a permanent difference between taxable income and book income. During the years ended December 31, 1997 and 1998, the Parent did not generate "earnings and profits" in an amount greater than or equal to dividends paid on the Parent Preferred Stock. This resulted in a reduction in basis of the Parent's Series C Preferred Stock and generated a related deferred tax liability. During the year ended December 31, 1999, the Parent earned sufficient earnings and profits such that there was no adjustment to basis of the Parent's Series C Preferred Stock.

The following table summarizes the state tax effects of the significant types of temporary differences between financial reporting basis and tax basis which were generated during the years ended December 31, 1998 and 1999 (in thousands):

                                                             1998          1999
                                                         -----------   -----------
         Net operating losses ........................    $  2,572      $  3,865
         Film amortization ...........................          42            34
         Fixed asset depreciation ....................         (89)          (93)
         Intangible amortization .....................        (241)         (361)
         Parent preferred stock deferred tax liability
          [see (a) above] ............................      (3,152)       (3,462)
         Other .......................................          22            17
                                                          --------      --------
                                                          $   (846)     $     --
                                                          ========      ========

The deferred state tax assets and liabilities represent the state tax benefits related to the temporary differences listed above. The estimated blended federal and state statutory rate was 41.9% for the years ended December 31, 1998 and 1999.

6.   EMPLOYEE BENEFITS:

KDSM participates in Sinclair's retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees of the Company who meet minimum age or service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis.

                          KDSM, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1997, 1998 AND 1999 - (CONTINUED)

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

OPERATING LEASES

The Company leases certain property and equipment under noncancellable operating lease agreements. Rental expense charged to income for the years ended December 31, 1997, 1998, and 1999, was approximately $25,000, $31,000, and $23,000 respectively. Future minimum lease payments under noncancellable operating leases are approximately (in thousands):

        2000 .......................................    $ 12
        2001 .......................................      11
        2002 .......................................      10
        2003 .......................................      10
        2004 .......................................      10
        2005 and thereafter ........................     312
                                                        ----
                                                        $365
                                                        ====

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

                          KDSM, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1997, 1998 AND 1999 - (CONTINUED)

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

                          KDSM, INC. AND SUBSIDIARIES

                               INDEX TO SCHEDULES


Report of Independent Public Accountants ................................. S - 2
Schedule II - Valuation and Qualifying Accounts .......................... S - 3


All schedules except those listed above are omitted as not applicable or not required or the required information is included in the consolidated financial statements or in the notes thereto.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of
Sinclair Broadcast Group, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated balance sheets, statements of operations, changes in stockholder's equity and cash flows of KDSM, Inc. and Subsidiaries included in this Form 10-K and have issued our report thereon dated February 24, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                        ARTHUR ANDERSEN, LLP



Baltimore, Maryland,
February 24, 2000

                                                                    SCHEDULE II


                          KDSM, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                (IN THOUSANDS)


                                              BALANCE AT     CHARGED TO                     BALANCE
                                               BEGINNING      COSTS AND                     AT END
                DESCRIPTION                    OF PERIOD      EXPENSES      DEDUCTIONS     OF PERIOD
------------------------------------------   ------------   ------------   ------------   ----------
1997
 Allowance for doubtful accounts .........        $39            $39            $48           $30

1998
 Allowance for doubtful accounts .........         30             13             10            33

1999
 Allowance for doubtful accounts .........         33             25             39            19
