Form 10-Q
period 2000-03-31
KDSM INC
filed 2000-05-11
CIK 1039583

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 2000

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

                                      NONE
              (Former name, former address and former fiscal year-
                         if changed since last report)

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

                                      NONE
              (Former name, former address and former fiscal year-
                         if changed since last report)

                           ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

As of May 8, 2000, there were 100 shares of Common Stock, $.01 par value of KDSM, Inc., issued and outstanding and 2,000,000 shares of $200 million aggregate liquidation value of 11 5/8% High Yield Trust Offered Preferred
Securities of Sinclair Capital, a subsidiary trust of KDSM, Inc., issued and outstanding.

                           KDSM, INC. AND SUBSIDIARIES


                                    Form 10-Q
                      For the Quarter Ended March 31, 2000

                                TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----
PART I. FINANCIAL INFORMATION

    Item 1.     Consolidated Financial Statements

        Consolidated Balance Sheets as of December 31, 1999 and
               March 31, 2000...........................................................................     4

        Consolidated Statements of Operations for the Three Months
               Ended March 31, 1999 and 2000............................................................     5

        Consolidated Statement of Stockholder's Equity for the Three Months
               Ended March 31, 2000.....................................................................     6

        Consolidated Statements of Cash Flows for the Three Months
               Ended March 31, 1999 and 2000............................................................     7

        Notes to Unaudited Consolidated Financial Statements............................................     8

    Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations.....................................................     9

    Item 3.       Quantitative and Qualitative Disclosure About Market Risk.............................    12

PART II.  OTHER INFORMATION

    Item 6.    Exhibits and Reports on Form 8-K.........................................................    12

        Signature.......................................................................................    13

                           KDSM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                            DECEMBER 31,       MARCH 31,
                                                                                                1999              2000
                                                                                          --------------    --------------
                                         ASSETS
CURRENT ASSETS:
    Cash............................................................................      $            9    $            8
    Accounts receivable, net of allowance for doubtful accounts.....................               1,901             1,665
    Dividends receivable from parent................................................               1,085             1,085
    Current portion of program contract costs.......................................                 961               654
    Prepaid expenses and other current assets.......................................                   9                16
    Deferred barter costs ..........................................................                  29                31
                                                                                          --------------    --------------
           Total current assets.....................................................               3,994             3,459
PROPERTY AND EQUIPMENT, net.........................................................               2,813             2,725
PROGRAM CONTRACT COSTS, less current portion........................................                 890               667
INVESTMENT IN PARENT PREFERRED SECURITIES...........................................             206,200           206,200
DUE FROM PARENT ....................................................................              16,927            18,347
OTHER ASSETS........................................................................               5,892             5,732
ACQUIRED INTANGIBLE BROADCASTING ASSETS, net........................................              31,345            31,232
                                                                                          --------------    --------------
           Total Assets ............................................................      $      268,061    $      268,362
                                                                                          ==============    ==============

                 LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Accounts payable................................................................      $           58    $           27
    Accrued liabilities.............................................................                 353               414
    Current portion of program contracts payable....................................               1,915             1,602
    Deferred barter revenues........................................................                  52                52
    Subsidiary trust minority interest expense payable..............................                 969               969
                                                                                          --------------    --------------
           Total current liabilities................................................               3,347             3,064
PROGRAM CONTRACTS PAYABLE...........................................................               1,259               976
                                                                                          --------------    --------------
           Total liabilities........................................................               4,606             4,040
                                                                                          --------------    --------------
COMMITMENTS AND CONTINGENCIES
COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF  SUBSIDIARY
    TRUST  HOLDING  SOLELY KDSM SENIOR DEBENTURES ..................................             200,000           200,000
                                                                                          --------------    --------------
STOCKHOLDER'S EQUITY:
    Common stock, $.01 par value, 1,000 shares authorized
       and 100 shares issued and outstanding........................................                  --                --
    Additional paid-in capital......................................................              51,149            51,149
    Retained earnings...............................................................              12,306            13,173
                                                                                          --------------    --------------
           Total stockholder's equity...............................................              63,455            64,322
                                                                                          --------------    --------------
           Total Liabilities and Stockholder's Equity...............................      $      268,061    $      268,362
                                                                                          ==============    ==============



              The accompanying notes are an integral part of these
                       unaudited consolidated statements.

                           KDSM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                                           Three Months Ended
                                                                                                 March 31,
                                                                                          1999            2000
                                                                                   -------------    -------------
        REVENUES:
            Station broadcast revenues, net of agency commissions...............   $       2,193    $       2,258
            Revenues realized from station barter arrangements..................             121              143
                                                                                   -------------    -------------
                  Total revenues...............................................            2,314            2,401
                                                                                   -------------    -------------
        OPERATING EXPENSES:
            Program and production..............................................             330              430
            Selling, general and administrative.................................             758              752
            Expenses realized from station barter arrangements..................              73              111
            Amortization of program contract costs and net
              realizable value adjustments.....................................              441              552
            Depreciation and amortization of property and equipment.............              99              103
            Amortization of acquired intangible broadcasting assets
              and other assets.................................................              418              433
                                                                                   -------------    -------------
                  Total operating expenses.....................................            2,119            2,381
                                                                                   -------------    -------------
                  Broadcast operating income....................................             195               20
                                                                                   -------------    -------------
        OTHER INCOME (EXPENSE):
            Dividend and interest income........................................           6,618            6,659
            Subsidiary trust minority interest expense..........................          (5,812)          (5,812)
                                                                                   -------------    -------------
                Income before allocation of consolidated federal income taxes
                  and state income taxes.......................................            1,001              867

        ALLOCATION OF CONSOLIDATED FEDERAL INCOME TAXES.........................             491               --

        STATE INCOME TAXES.....................................................              114               --
                                                                                   -------------    -------------
        NET INCOME.............................................................    $         396    $         867
                                                                                   =============    =============

              The accompanying notes are an integral part of these
                       unaudited consolidated statements.

                           KDSM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                 (in thousands)



                                                              ADDITIONAL                          TOTAL
                                                 COMMON         PAID-IN       RETAINED       STOCKHOLDER'S
                                                  STOCK         CAPITAL       EARNINGS           EQUITY
                                              ----------    ------------      ---------      -------------
BALANCE, December 31, 1999..............      $       --    $     51,149  $      12,306     $      63,455
    Net income..........................              --              --            867               867
                                              ----------    ------------  -------------     -------------

BALANCE, March 31, 2000.................      $       --    $     51,149   $     13,173      $     64,322
                                              ==========    ============   ============      ============















               The accompanying notes are an integral part of this
                       unaudited consolidated statement.

                           KDSM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                   1999           2000
                                                                           ---------------------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income........................................................  $        396       $        867
       Adjustments to reconcile net income to net cash flows from opperating activities
           Depreciation and amortization of property and equipment.......            99                103
           Amortization of acquired intangible broadcasting assets and
             other assets................................................           418                433
           Amortization of program contract costs and net realizable
             value adjustments...........................................           441                552
       Changes in assets and liabilities, net of effects of acquisitions and dispositions-
           Decrease in accounts receivable, net..........................           263                236
           Decrease (increase)  in prepaid expenses and other current
             assets......................................................            12                 (7)
           (Decrease) increase in accounts payable and
             accrued liabilities.........................................           (20)                30
           Increase in state deferred taxes..............................           114                 --
           Net effect of change in deferred barter revenues
             and deferred barter costs...................................           (14)                (2)
       Payments on program contracts payable.............................          (529)              (618)
                                                                           -------------      -------------
       Net cash flows from operating activities............................       1,180              1,594
                                                                           ------------       ------------
   CASH FLOWS USED IN INVESTING ACTIVITIES:
       Acquisition of property and equipment...............................         (17)               (15)
                                                                           -------------      -------------
       Cash flows used in investing activities.............................         (17)               (15)
                                                                           -------------      -------------
   CASH FLOWS USED IN FINANCING ACTIVITIES:
       Net change in due from parent.......................................      (1,168)            (1,580)
                                                                           -------------      -------------
           Cash flows used in financing activities.........................      (1,168)            (1,580)
                                                                           -------------      -------------
   NET DECREASE IN CASH AND CASH
       EQUIVALENTS ........................................................          (5)                (1)
   CASH AND CASH EQUIVALENTS, beginning of period..........................           7                  9
                                                                           ------------       ------------
   CASH AND CASH EQUIVALENTS, end of period................................$          2       $          8
                                                                           ============       ============
   SUPPLEMENTAL SCHEDULE OF NONCASH  INVESTING AND FINANCING ACTIVITIES:
       Parent preferred stock dividends....................................$      6,508       $      6,508
                                                                           ============       ============
       Subsidiary trust minority interest payments.........................$      5,812       $      5,812
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

                           KDSM, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of KDSM, Inc., Sinclair Capital (a subsidiary trust), and KDSM Licensee Inc., which are collectively referred to hereafter as "the Company" or "KDSM". KDSM, Inc. is a television broadcaster serving the Des Moines, Iowa area through station KDSM on Channel 17, a Fox affiliate. KDSM, Inc. is a wholly owned subsidiary of Sinclair Broadcast Group, Inc. (Sinclair). In addition, KDSM, Inc. owns all of the issued and outstanding common stock of KDSM Licensee, Inc. and all of the common trust interests of Sinclair Capital. All intercompany amounts are eliminated in consolidation.

INTERIM FINANCIAL STATEMENTS

The consolidated financial statements for the three months ended March 31, 1999 and March 31, 2000 are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, and cash flows for these periods.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financial statements do not include all disclosures normally included with audited consolidated financial statements, and, accordingly, should be read in conjunction with the financial statements and notes thereto as of December 31, 1998 and December 31, 1999 and for the years then ended. The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

2.       CONTINGENCIES AND OTHER COMMITMENTS:

Lawsuits and claims are filed against us from time to time in the ordinary course of business. These actions are in various preliminary stages, and no judgments or decisions have been rendered by hearing boards or courts. Management, after reviewing developments to date with legal counsel, is of the opinion that the outcome of such matters will not have a material adverse effect on our financial position or results of operations.

3.       COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF TRUST:

In March 1997, we completed an offering of $200 million aggregate liquidation value of 11 5/8% High Yield Trust Offered Preferred Securities (the "HYTOPS") of Sinclair Capital, a subsidiary trust of ours. The HYTOPS were issued March 12, 1997, mature March 15, 2009, are mandatorily redeemable at maturity, and provide for quarterly distributions to be paid in arrears beginning June 15, 1997. We utilized the proceeds of the offering combined with other capital contributions to acquire $206.2 million of 12 5/8% Series C Preferred Stock (the "Parent Preferred Securities") of Sinclair.

4.       PARENT PREFERRED SECURITIES:

In March 1997, we utilized the proceeds of the HYTOPS combined with other capital contributions to acquire $206.2 million of 12 5/8% Parent Preferred Securities, issued by Sinclair. The Parent Preferred Securities were issued March 12, 1997, mature March 15, 2009, are mandatorily redeemable at maturity, and provide for quarterly distributions to be paid in arrears beginning June 15, 1997.

5.       INCOME TAXES:

For the three months ended March 31, 2000, Sinclair had sufficient earnings and profits from prior years to allow the Company to utilize its dividends received deduction associated with the HYTOPS. As a result, no income tax provision was required for the three months ended March 31, 2000. For the three months ended March 31, 1999, Sinclair did not have sufficient earnings and profits to utilize the dividends received deduction. As a result, we incurred tax expense of $605 for the three months ended March 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements of KDSM, Inc. and related notes included elsewhere in this quarterly report and the audited financial statements and Management's Discussion and Analysis contained in our Form 10-K, for the fiscal year ended December 31, 1999.

This report includes or incorporates forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about us, including, among other things:

         o        the impact of changes in national and regional economies,
         o        our ability to service our outstanding debt,
         o        successful   integration  of  acquired  television   stations,
                  including achievement of synergies and cost reductions,
         o        pricing fluctuations in local and national advertising,
         o        volatility in programming costs, and
         o        the effects of governmental regulation of broadcasting.

Other matters set forth in this report including the risk factors set forth in Sinclair Broadcast Group, Inc.'s Form 10-K filed with the Securities and Exchange Commission on March 30, 2000, may also cause actual results in the future to differ materially from those described in the forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

The following table sets forth certain operating data for three months ended March 31, 1999 and 2000:

OPERATING DATA (dollars in thousands):
                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                             1999             2000
                                                                             ----             ----
Net broadcast revenues (a).............................................. $       2,193    $       2,258
Barter revenues.........................................................           121              143
                                                                         -------------    -------------
Total revenues..........................................................         2,314            2,401
                                                                         -------------    -------------
Operating costs (b).....................................................         1,088            1,182
Expenses from barter arrangements.......................................            73              111
Depreciation and amortization (c).......................................           958            1,088
                                                                         -------------    -------------
Broadcast operating income..............................................           195               20
Dividend and interest income (d)........................................         6,618            6,659
Subsidiary trust minority interest expense (e)..........................        (5,812)          (5,812)
                                                                         --------------   --------------
Net income before income taxes..........................................         1,001              867
Income taxes............................................................           605               --
                                                                         -------------    -------------
Net income.............................................................. $         396    $         867
                                                                         =============    =============

OTHER DATA:
    Broadcast cash flow (BCF) (f)....................................... $         692    $         573
    BCF margin (g)                                                                31.6%            25.4%
    Adjusted EBITDA (h)................................................. $         629    $         496
    Adjusted EBITDA margin (g)..........................................          28.7%            22.0%
    Program contract payments........................................... $         529    $         618
    Corporate management fees........................................... $          63    $          77

--------------------------------------------------------------------------------

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

f) "Broadcast cash flow" is defined as broadcast operating income plus corporate overhead expense, depreciation and amortization (including film amortization and excess syndicated programming), less cash payments for program rights. Cash program payments represent cash payments made for current programs payable and do not necessarily correspond to program usage. We have presented broadcast cash flow data, which we believe is comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies. However, broadcast cash flow does not purport to represent cash provided by operating activities as reflected in our consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

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

Net broadcast revenues increased to $2.3 million for the three months ended March 31, 2000 from $2.2 million for the three months ended March 31, 1999, or 4.5%. The increase in net broadcast revenues for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999, resulted from an increase in local revenues of $39,000 and an increase in national revenues of $26,000.

Operating costs increased to $1.2 million for the three months ended March 31, 2000 from $1.1 million for the three months ended March 31, 1999, or 9.1%. The increase in operating costs for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 was primarily related to an increase in sales commissions as a result of an increase in broadcast revenues and an increase in program and production costs, offset by a decrease in selling general and administrative expenses.

Depreciation and amortization increased to $1.1 million for the three months ended March 31, 2000 from $1.0 million for the three months ended March 31, 1999, or 10.0%. The increase in depreciation and amortization for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999, primarily resulted from an increase in amortization of program contracts. Amortization of program contracts increased to $552,000 for the three months ended March 3, 2000 from $441,000 for the three months ended March 31, 1999 primarily as a result of a increase in program additions to $2.0 million for the year ended December 31, 1999 from $1.2 million for the year ended December 31, 1998. The majority of these program contracts were added at the end of the third quarter of 1999 and are amortized on an accelerated basis.

Broadcast operating income decreased to $20,000 for the three months ended March 31, 2000 from $195,000 for the three months ended March 31, 1999, or 89.7%. The decrease in broadcast operating income for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 was primarily attributable to the increase in amortization of program contracts as noted above combined an increase in operating costs offset by an increase in net broadcast revenues.

The income tax provision decreased to zero for the three months ended March 31, 2000 from $605,000 for the three months ended March 31, 1999. The decrease for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 is primarily a result of Sinclair's ability to use its dividends received deduction associated with the HYTOPS. In previous quarters, the dividends received deduction was not available because

Sinclair did not have sufficient earnings and profits, however, for the three months ended March 31, 2000, Sinclair did have sufficient earnings and profits from prior years to allow us to use the dividends received deduction associated with the HYTOPS. The Company's effective tax rate for the three months ended March 31, 2000 and March 31, 1999 was zero and 60.4%, respectively. The decrease in the Company's effective tax rate primarily resulted from the dividends received deduction associated with the HYTOPS.

Net income increased to $867,000 for the three months ended March 31, 2000 from $396,000 for the three months ended March 31, 1999. The increase for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 primarily resulted from the decrease in the income tax provision, offset by a decrease in broadcast operating income.

Broadcast cash flow decreased to $573,000 for the three months ended March 31, 2000 from $692,000 for the three months ended March 31, 1999, or 17.2%. The decrease in broadcast cash flow for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 primarily resulted from an increase in operating expenses and an increase in film payments related to the increase in program contract additions as noted above, offset by increase in net broadcast revenues. For the reasons noted above, our broadcast cash flow margin decreased to 25.4% for the three months ended March 31, 2000 from 31.6% for the three months ended March 31, 1999.

Adjusted EBITDA decreased to $496,000 for the three months ended March 31, 2000 from $629,000 for the three months ended March 31, 1999, or 21.1%. The decrease in adjusted EBITDA for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 resulted from the circumstances affecting the broadcast cash flow as noted above. For reasons noted above, our adjusted EBITDA margin decreased to 22.0% for the three months ended March 31, 2000 from 28.7% for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, we had cash balances of approximately $8,000 and working capital of approximately $395,000. Our primary source of liquidity is cash from operations which management believes to be sufficient to meet operating cash requirements. Cash requirements or excess cash from operations are funded by or deposited into Sinclair's centralized banking system utilized by all of its wholly owned subsidiaries.

We do not anticipate capital expenditures in the coming year to exceed historical capital expenditures, which were approximately $151,000 in 1999. If we are required to make capital expenditures to keep up with emerging technologies, management believes it will be able to fund such expenditures from its cash flow and from the proceeds of indebtedness or financing that is allowed to be incurred or obtained under our Senior Debenture Indenture (provided that our debt to Adjusted EBITDA ratio is 4 to 1 or less) or from capital contributions from Sinclair to the extent permitted under Sinclair's debt instruments. Under these instruments, Sinclair would currently be able to make capital contributions to us in an amount we believe is sufficient to cover such costs if we chose to do so.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    NOT APPLICABLE

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

    27  Financial Data Schedule


(B) REPORTS ON FORM 8-K

    NONE.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 11th day of May.



                                KDSM, INC.


                                by: /s/ Thomas E. Severson
                                    --------------------------------------------
                                    Thomas E. Severson
                                    Vice President, Chief Accounting Officer and
                                    Duly Authorized Signatory