Form 10-Q
period 2000-06-30
KDSM INC
filed 2000-08-09
CIK 1039583

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark One)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            [X]    SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended June 30, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from __________ to __________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

As of August 8, 2000, there were 100 shares of Common Stock, $0.01 par value of KDSM, Inc., issued and outstanding and 2,000,000 shares of $200 million aggregate liquidation value of 115/8% High Yield Trust Offered Preferred
Securities of Sinclair Capital, a subsidiary trust of KDSM, Inc., issued and outstanding.

THE REGISTRANTS EACH MEET THE CONDITIONS FOR REDUCED DISCLOSURE SET FORTH IN GENERAL INSTRUCTION H (1)(A) AND (B) OF FORM 10-Q AND ARE THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                           KDSM, INC. AND SUBSIDIARIES


                                    Form 10-Q
                       For the Quarter Ended June 30, 2000

                                TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          ----
PART I. FINANCIAL INFORMATION

    Item 1.  Consolidated Financial Statements

        Consolidated Balance Sheets as of December 31, 1999 and
               June 30, 2000............................................................................     3

        Consolidated Statements of Operations for the Three Months and Six Months
               Ended June 30, 1999 and 2000.............................................................     4

        Consolidated Statement of Stockholder's Equity for the Six Months
               Ended June 30, 2000......................................................................     5

        Consolidated Statements of Cash Flows for the Six Months
               Ended June 30, 1999 and 2000.............................................................     6

        Notes to Unaudited Consolidated Financial Statements............................................     7

    Item 2.     Management's Discussion and Analysis of
        Financial Condition and Results of Operations...................................................     8

    Item 3.     Quantitative and Qualitative Disclosure About Market Risk...............................    10

PART II. OTHER INFORMATION

    Item 6.    Exhibits and Reports on Form 8-K.........................................................    10

        Signature.......................................................................................    11


                           KDSM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                            DECEMBER 31,       JUNE 30,
                                                                                                1999             2000
                                                                                          --------------    --------------
                                         ASSETS
CURRENT ASSETS:
    Cash............................................................................      $            9    $            4
    Accounts receivable, net of allowance for doubtful accounts.....................               1,901             1,661
    Dividends receivable from parent................................................               1,085             1,085
    Current portion of program contract costs.......................................                 961               530
    Prepaid expenses and other current assets.......................................                   9                14
    Deferred barter costs ..........................................................                  29                51
                                                                                          --------------    --------------
           Total current assets.....................................................               3,994             3,345
PROPERTY AND EQUIPMENT, net.........................................................               2,813             2,846
PROGRAM CONTRACT COSTS, less current portion........................................                 890               594
INVESTMENT IN PARENT PREFERRED SECURITIES...........................................             206,200           206,200
DUE FROM PARENT ....................................................................              16,927            19,568
OTHER ASSETS .......................................................................               5,892             5,572
ACQUIRED INTANGIBLE BROADCASTING ASSETS, net........................................              31,345            30,973
                                                                                          --------------    --------------
           Total Assets ............................................................      $      268,061    $      269,098
                                                                                          ==============    ==============
                          LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
    Accounts payable................................................................      $           58    $           13
    Accrued liabilities.............................................................                 353               344
    Current portion of program contracts payable....................................               1,915             1,296
    Deferred barter revenues........................................................                  52                70
    Subsidiary trust minority interest expense payable..............................                 969               969
                                                                                          --------------    --------------
           Total current liabilities................................................               3,347             2,692
PROGRAM CONTRACTS PAYABLE...........................................................               1,259               815
                                                                                          --------------    --------------
           Total liabilities........................................................               4,606             3,507
                                                                                          --------------    --------------
COMMITMENTS AND CONTINGENCIES
COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF  SUBSIDIARY
    TRUST  HOLDING  SOLELY KDSM SENIOR DEBENTURES ..................................             200,000           200,000
                                                                                          --------------    --------------
STOCKHOLDER'S EQUITY:
    Common stock, $0.01 par value, 1,000 shares authorized
       and 100 shares issued and outstanding........................................                  --                --
    Additional paid-in capital......................................................              51,149            51,149
    Retained earnings...............................................................              12,306            14,442
                                                                                          --------------    --------------
           Total stockholder's equity...............................................              63,455            65,591
                                                                                          --------------    --------------
           Total Liabilities and Stockholders' Equity...............................      $      268,061    $      269,098
                                                                                          ==============    ==============

         The accompanying notes are an integral part of these
                       unaudited consolidated statements.

                           KDSM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                         JUNE 30,                   JUNE 30,
        REVENUES:                                                                   1999           2000        1999        2000
                                                                                    ----           ----        ----        ----
            Station broadcast revenues, net of agency commissions.......         $  1,920       $ 2,165      $ 4,113     $ 4,423
            Revenues realized from station barter arrangements..........              175           201          296         344
                                                                                 --------       -------      -------     -------
                   Total revenues.......................................         $  2,095         2,366        4,409       4,767
                                                                                 --------       -------      -------     -------

        OPERATING EXPENSES:
            Program and production......................................              308           363          637         793
            Selling, general and administrative.........................              569           692        1,327       1,444
            Expenses realized from station barter arrangements..........              139           182          211         293
            Amortization of program contract costs and net
               realizable value adjustments.............................              164           182          605         734
            Depreciation of property and equipment......................               98           103          197         206
            Amortization of acquired intangible broadcasting assets
               and other assets.........................................              418           419          836         852
                                                                                 --------       -------      -------     -------
                   Total operating expenses.............................            1,696         1,941        3,813       4,322
                                                                                 --------       -------      -------     -------
                   Broadcast operating income...........................              399           425          596         445
                                                                                 --------       -------      -------     -------

        OTHER INCOME (EXPENSE):
            Dividend and interest income................................            6,618         6,657       13,236      13,316
            Subsidiary trust minority interest expense..................           (5,813)       (5,813)     (11,625)    (11,625)
                                                                                 --------       -------      -------     -------
                Income before allocation of consolidated federal
                   and state income taxes...............................            1,204         1,269        2,207       2,136

        ALLOCATION OF CONSOLIDATED FEDERAL INCOME TAXES.................              424            --          915          --

        STATE INCOME TAXES..............................................              167            --          281          --
                                                                                 --------       -------      -------     -------
        NET INCOME......................................................         $    613       $ 1,269      $ 1,011     $ 2,136
                                                                                 ========       =======      =======     =======



              The accompanying notes are an integral part of these
                       unaudited consolidated statements.

                           KDSM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)


                                                              ADDITIONAL                          TOTAL
                                                 COMMON         PAID-IN       RETAINED       STOCKHOLDER'S
                                                  STOCK         CAPITAL       EARNINGS           EQUITY
                                                 ------       ----------      --------       -------------

BALANCE, December 31, 1999 .............         $    --       $  51,149      $  12,306        $  63,455
    Net income..........................              --              --          2,136            2,136
                                                 -------       ---------      ---------        ---------
BALANCE, June 30, 2000..................         $    --       $  51,149      $  14,442        $  65,591
                                                 =======       =========      =========        =========







               The accompanying notes are an integral part of this
                       unaudited consolidated statement.

                           KDSM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                         1999        2000
                                                                                         ----        ----
   CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income..............................................................       $  1,011      $  2,136
       Adjustments to reconcile net income to net cash flows from operating activities -
           Depreciation of property and equipment..............................            197           206
           Amortization of acquired intangible broadcasting assets and other
              assets...........................................................            836           852
           Amortization of program contract costs and net realizable
              value adjustments................................................            605           734
       Changes in assets and liabilities, net of effects of acquisitions and dispositions -
           Decrease in accounts receivable, net................................            502           240
           Decrease (increase) in prepaid expenses and other current assets....              8            (5)
           Decrease in accounts payable and accrued liabilities................             (4)          (54)
           Increase in state deferred taxes....................................            281            --
           Net effect of change in deferred barter revenues
              and deferred barter costs........................................            (40)           (4)
       Payments on program contracts payable...................................           (953)       (1,070)
                                                                                      --------      --------
       Net cash flows from operating activities................................          2,443         3,035
                                                                                      --------      --------
   CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of property and equipment...................................            (66)         (239)
                                                                                      --------      --------
       Cash flows used in investing activities.................................            (66)         (239)
                                                                                      --------      --------
   CASH FLOWS FROM FINANCING ACTIVITIES:
       Net change in due from parent for securities............................         (2,377)       (2,801)
                                                                                      --------      --------
       Cash flows used in financing activities.................................         (2,377)       (2,801)
                                                                                      --------      --------
   NET INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS.............................................................             --            (5)
   CASH AND CASH EQUIVALENTS, beginning of period..............................              7             9
                                                                                      --------      --------
   CASH AND CASH EQUIVALENTS, end of period....................................       $      7      $      4
                                                                                      ========      ========
   SUPPLEMENTAL SCHEDULE OF NONCASH  INVESTING
       AND FINANCING ACTIVITIES:
       Parent preferred stock dividends........................................       $ 13,016      $ 13,016
                                                                                      ========      ========
       Subsidiary trust minority interest payments.............................       $ 11,625      $ 11,625
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

INTERIM FINANCIAL STATEMENTS

The consolidated financial statements for the six months ended June 30, 1999 and 2000 are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, and cash flows for these periods.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financial statements do not include all disclosures normally included with audited consolidated financial statements, and, accordingly, should be read in conjunction with the financial statements and notes thereto as of December 31, 1999 and for the year then ended. The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

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

5.  INCOME TAXES:

For the three months ended June 30, 2000, Sinclair had sufficient earnings and profits from prior years to allow the Company to utilize its dividends received deduction associated with the HYTOPS. As a result, no income tax provision was required for the three months ended June 30, 2000. For the three months ended June 30, 1999, Sinclair did not have sufficient earnings and profits to utilize the dividends received deduction. As a result, we incurred tax expense of $591 for the three months ended June 30, 1999.

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

The following table sets forth certain operating data for the three and six months ended June 30, 1999 and 2000:


OPERATING DATA (dollars in thousands):
--------------------------------------------------------------------------------------------------
                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                        JUNE 30,                 JUNE 30,
                                                   1999         2000         1999         2000
                                                   ----         ----         ----         ----
Net broadcast revenues (a) ...................   $  1,920     $  2,165     $  4,113     $  4,423
Barter revenues ..............................        175          201          296          344
                                                 --------     --------     --------     --------
Total revenues ...............................      2,095        2,366        4,409        4,767
                                                 --------     --------     --------     --------
Operating costs (b) ..........................        877        1,055        1,964        2,237
Expenses from barter arrangements ............        139          182          211          293
Depreciation and amortization ................        680          704        1,638        1,792
                                                 --------     --------     --------     --------
Broadcast operating income ...................        399          425          596          445
Dividend and interest income (d) .............      6,618        6,657       13,236       13,316
Subsidiary trust minority interest expense (e)     (5,813)      (5,813)     (11,625)     (11,625)
                                                 --------     --------     --------     --------
Net income before income taxes ...............      1,204        1,269        2,207        2,136
Income taxes .................................        591           --        1,196           --
                                                 --------     --------     --------     --------
Net income ...................................   $    613     $  1,269     $  1,011     $  2,136
                                                 ========     ========     ========     ========

OTHER DATA:
    Broadcast cash flow (BCF) (f) ............   $    718     $    765     $  1,407     $  1,337
    BCF margin (g) ...........................       37.4%        35.3%        34.2%        30.2%
    Adjusted EBITDA (h) ......................   $    655     $    684     $  1,281     $  1,179
    Adjusted EBITDA margin (g) ...............       34.1%        31.6%        31.1%        26.7%
    Program contract payments ................   $    424     $    451     $    953     $  1,070
    Corporate management fees ................         63           81          126          158

--------------------------------------------------------------------------------------------------


a) "Net broadcast revenue" is defined as broadcast revenue net of agency commissions.

b) "Operating costs" include program and production expenses, selling, general and administrative expenses and stock-based compensation.

c) Depreciation and amortization includes amortization of program contract costs and net realizable value adjustments, depreciation of property and equipment, and amortization of acquired intangible broadcasting assets and other assets including amortization of deferred financing costs.

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

Net broadcast revenues increased to $4.4 million for the six months ended June 30, 2000 from $4.1 million for the six months ended June 30, 1999, or 7.3%. The increase in net broadcast revenues for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 resulted from an increase in local revenues of $237,000 and an increase in national revenues of $82,000.

Operating costs increased to $2.2 million for the six months ended June 30, 2000 from $2.0 million for the six months ended June 30, 1999, or 10.0%. The increase in operating costs for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 was primarily related to an increase in programming costs of $183,000 related to our Fox agreement to purchase additional primetime inventory which was not incurred during the same period in 1999. We expect these costs to be incurred in future periods.

Depreciation and amortization increased to $1.8 million for the six months ended June 30, 2000 from $1.6 million for the six months ended June 30, 1999, or 12.5%. The increase in depreciation and amortization for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 primarily resulted from an increase in amortization of program contracts. Amortization of program contracts increased to $734,000 for the six months ended June 30, 2000 from $605,000 for the six months ended June 30, 1999 primarily as a result of a increase in program additions to $2.0 million for the year ended December 31, 1999 from $1.2 million for the year ended December 31, 1998. The majority of these program contracts were added at the end of the third quarter of 1999 and are amortized on an accelerated basis.

Broadcast operating income for the six months ended June 30, 2000 decreased to $445,000 from $596,000 for the six months ended June 30, 1999, or 25.3%. The decrease in broadcast operating income for the six months ended June 30, 2000 was primarily attributable to the increase in amortization of program contracts as noted above combined with an increase in operating costs offset by an increase in net broadcast revenues.

The income tax provision decreased to zero for the three months ended June 30, 2000 from $591,000 for the three months ended June 30, 1999. The decrease for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999 is primarily a result of Sinclair's ability to use its dividends received deduction associated with the HYTOPS. In previous quarters, the dividends received deduction was not available because Sinclair did not have sufficient earnings and profits, however, for the three months ended June 30, 2000, Sinclair did have sufficient earnings and profits from prior years to allow us to use the dividends received deduction associated with the HYTOPS. Our effective tax rate for the three months ended June 30, 2000 and June 30, 1999 was zero and 54.2%, respectively. The decrease in our effective tax rate primarily resulted from the dividends received deduction associated with the HYTOPS.

Net income increased to $2.1 million for the six months ended June 30, 2000 from $1.0 for the six months ended June 30, 1999. The increase in net income for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 primarily resulted from a decrease in the tax provision offset by a decrease in broadcast operating income.

Broadcast cash flow decreased to $1.3 million for the six months ended June 30, 2000 from $1.4 million for the six months ended June 30, 1999, or 7.1%. The decrease in broadcast cash flow for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 primarily resulted from an increase in operating expenses and an increase in film payments related to the increase in program contract additions as noted above, offset by increase in net broadcast revenues. For the reasons noted above, our broadcast cash flow margin decreased to 30.2% for the six months ended June 30, 2000 from 34.2% for the six months ended June 30, 1999.

Adjusted EBITDA decreased to $1.2 million for the six months ended June 30, 2000 from $1.3 million for the six months ended June 30, 1999, or 7.7%. The decrease in adjusted EBITDA for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 resulted from the circumstances affecting the broadcast cash flow as noted above. For reasons noted above, our adjusted EBITDA margin decreased to 26.7% for the six months ended June 30, 2000 from 31.1% for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, we had cash balances of approximately $4,000 and working capital of approximately $653,000. Our primary source of liquidity is cash from operations which management believes to be sufficient to meet operating cash requirements. Cash requirements or excess cash from operations are funded by or deposited into Sinclair's centralized banking system utilized by all of its wholly owned subsidiaries.

We anticipate capital expenditures in the coming year to approximate $950,000 in order to keep up with emerging technologies. We believe we will be able to fund such expenditures from our cash flow and from the proceeds of indebtedness or financing that is allowed to be incurred or obtained under our Senior Debenture Indenture (provided that our debt to Adjusted EBITDA ratio is 4 to 1 or less) or from capital contributions from Sinclair to the extent permitted under Sinclair's debt instruments. Under these instruments, Sinclair would currently be able to make capital contributions to us in an amount we believe is sufficient to cover such costs if we chose to do so.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

    Not applicable.

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    27  Financial Data Schedule


(b) REPORTS ON FORM 8-K

    None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of August, 2000.



                                   KDSM, INC.


                                   by:   /s/  David B. Amy
                                         ----------------------------
                                         David B. Amy
                                         Principal Accounting Officer