Form 10-Q
period 2000-09-30
KDSM INC
filed 2000-11-13
CIK 1039583

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         [X]      SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

As of November 8, 2000 there were 100 shares of Common Stock, $.01 par value of KDSM, Inc., issued and outstanding and 2,000,000 shares of $200 million aggregate liquidation value of 11 5/8% High Yield Trust Offered Preferred Securities of Sinclair Capital, a subsidiary trust of KDSM, Inc., issued and outstanding.

THE REGISTRANTS EACH MEET THE CONDITIONS FOR REDUCED DISCLOSURE SET FORTH IN GENERAL INSTRUCTION H (1)(A) AND (B) OF FORM 10-Q AND ARE THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                           KDSM, INC. AND SUBSIDIARIES

                                    Form 10-Q
                    For the Quarter Ended September 30, 2000

                                TABLE OF CONTENTS



                                                                                                          Page
                                                                                                          ----


PART I. FINANCIAL INFORMATION

    Item 1.     Consolidated Financial Statements

        Consolidated Balance Sheets as of December 31, 1999 and
               September 30, 2000.......................................................................     4

        Consolidated Statements of Operations for the Three Months and Nine Months
               Ended September 30, 1999 and 2000........................................................     5

        Consolidated Statement of Stockholder's Equity for the Nine Months
               Ended September 30, 2000................................................................      6

        Consolidated Statements of Cash Flows for the Nine Months
               Ended September 30, 1999 and 2000.......................................................      7

        Notes to Unaudited Consolidated Financial Statements...........................................      8

    Item 2.    Management's Discussion and Analysis of Results of Operations...........................      9

    Item 3.    Quantitative and Qualitative Disclosure About Market Risk...............................     12

PART II.  OTHER INFORMATION

    Item 6.    Exhibits and Reports on Form 8-K........................................................     12

        Signature......................................................................................     13


                           KDSM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                                             DECEMBER 31,     SEPTEMBER 30,
                                                                                                 1999              2000
                                                                                             ------------     -------------

                                         ASSETS

CURRENT ASSETS:
    Cash ..........................................................................           $      9            $     46
    Accounts receivable, net of allowance for doubtful accounts ...................              1,901               1,609
    Dividends receivable from parent ..............................................              1,085               1,085
    Current portion of program contract costs .....................................                961               1,124
    Prepaid expenses and other current assets .....................................                  9                  21
    Deferred barter costs .........................................................                 29                  39
                                                                                              --------            --------
           Total current assets ...................................................              3,994               3,924
PROPERTY AND EQUIPMENT, net .......................................................              2,813               3,092
PROGRAM CONTRACT COSTS, less current portion ......................................                890                 734
INVESTMENT IN PARENT PREFERRED SECURITIES .........................................            206,200             206,200
DUE FROM PARENT ...................................................................             16,767              21,093
OTHER ASSETS ......................................................................              5,892               5,412
ACQUIRED INTANGIBLE BROADCASTING ASSETS, net ......................................             31,505              30,714
                                                                                              --------            --------
           Total Assets ...........................................................           $268,061            $271,169
                                                                                              --------            --------
CURRENT LIABILITIES:
    Accounts payable ..............................................................           $     58            $     26
    Accrued liabilities ...........................................................                353                 299
    Current portion of program contracts payable ..................................              1,915               1,797
    Deferred barter revenues ......................................................                 52                  57
    Subsidiary trust minority interest expense payable ............................                969                 969
                                                                                              --------            --------
           Total current liabilities ..............................................              3,347               3,148
PROGRAM CONTRACTS PAYABLE .........................................................              1,259               1,017
                                                                                              --------            --------
           Total liabilities ......................................................              4,606               4,165
                                                                                              --------            --------
COMMITMENTS AND CONTINGENCIES
COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF  SUBSIDIARY
    TRUST  HOLDING  SOLELY KDSM SENIOR DEBENTURES .................................            200,000             200,000
                                                                                              --------            --------
STOCKHOLDER'S EQUITY:
    Common stock, $.01 par value, 1,000 shares authorized
        and 100 shares issued and outstanding......................................                 --                  --
    Additional paid-in capital ....................................................             51,149              51,149
    Retained earnings .............................................................             12,306              15,855
                                                                                              --------            --------
           Total stockholder's equity .............................................             63,455              67,004
                                                                                              --------            --------
           Total Liabilities and Stockholder's Equity .............................           $268,061            $271,169
                                                                                              --------            --------


              The accompanying notes are an integral part of these
                       unaudited consolidated statements.

                           KDSM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                                                       THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,           SEPTEMBER 30,
                                                                                        1999        2000        1999         2000
                                                                                        ----        ----        ----         ----
REVENUES:
    Station broadcast revenues, net of agency commissions ........................    $ 1,944     $ 2,044     $  6,057     $  6,467
    Revenues realized from station barter arrangements ...........................         54         203          350          546
                                                                                      -------     -------     --------     --------
           Total revenues.........................................................      1,998       2,247        6,407        7,013
                                                                                      -------     -------     --------     --------

OPERATING EXPENSES:
    Program and production .......................................................        340         334          977        1,127
    Selling, general and administrative ..........................................        618         655        1,945        2,098
    Expenses realized from station barter arrangements ...........................         10         171          221          464
    Amortization of program contract costs and net
      realizable value adjustments................................................        398         280        1,003        1,014
    Depreciation of property and equipment .......................................        101         105          298          311
    Amortization of acquired intangible broadcasting assets
      and other assets............................................................        418         419        1,254        1,271
                                                                                      -------     -------     --------     --------

           Total operating expenses...............................................      1,885       1,964        5,698        6,285
                                                                                      -------     -------     --------     --------

           Broadcast operating income.............................................        113         283          709          728
                                                                                      -------     -------     --------     --------

OTHER INCOME (EXPENSE):
    Dividend and interest income .................................................      6,790       6,943       20,026       20,259
    Subsidiary trust minority interest expense ...................................     (5,813)     (5,813)     (17,438)     (17,438)
                                                                                      -------     -------     --------     --------
           Income before allocation of consolidated federal income taxes
           and state incomes taxes................................................      1,090       1,413        3,297        3,549

ALLOCATION OF CONSOLIDATED FEDERAL INCOME TAXES ..................................        273          --        1,188           --

STATE INCOME TAXES................................................................        128          --          409           --
                                                                                      -------     -------     --------     --------

NET INCOME........................................................................    $   689     $ 1,413     $  1,700     $  3,549
                                                                                      =======     =======     ========     ========



              The accompanying notes are an integral part of these
                       unaudited consolidated statements.

                           KDSM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)



                                                                ADDITIONAL                             TOTAL
                                                COMMON            PAID-IN          RETAINED         STOCKHOLDER'S
                                                 STOCK            CAPITAL          EARNINGS            EQUITY
BALANCE, December 31, 1999 ................... $     --           $51,149           $12,306           $63,455
    Net income ...............................       --                --             3,549             3,549
                                               --------           -------           -------           -------

BALANCE, September 30, 2000 .................. $     --           $51,149           $15,855           $67,004
                                               ========           =======           =======           =======



               The accompanying notes are an integral part of this
                       unaudited consolidated statement.

                           KDSM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                             1999              2000
                                                                             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income .........................................................  $  1,700           $  3,549
    Adjustments to reconcile net income to net cash flows from activities --
        Depreciation of property and equipment .........................       298                311
        Amortization of acquired intangible broadcasting assets and other
            assets......................................................     1,254              1,271
        Amortization of program contract costs and net realizable
            value adjustments...........................................     1,003              1,014
    Changes in assets and liabilities
        Decrease in accounts receivable, net ...........................       472                292
        Increase in prepaid expenses and other current assets ..........        (5)               (12)
        Decrease in accounts payable and accrued liabilities ...........       (33)               (86)
        Increase in state deferred taxes ...............................       409                 --
        Net effect of change in deferred barter revenues
            and deferred barter costs...................................       (58)                (5)
    Payments on program contracts payable ..............................    (1,196)            (1,381)
                                                                          --------           --------
    Net cash flows from operating activities ...........................     3,844              4,953
                                                                          --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment ..............................      (119)              (590)
                                                                          --------           --------
    Net cash flows used in investing activities ........................      (119)              (590)
                                                                          --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net change in due from parent ......................................    (3,714)            (4,326)
                                                                          --------           --------
        Net cash flows used in financing activities ....................    (3,714)            (4,326)
                                                                          --------           --------
NET INCREASE IN CASH ...................................................        11                 37
CASH, beginning of period ..............................................         7                  9
                                                                          --------           --------
CASH, end of period.....................................................  $     18           $     46
                                                                          ========           ========
SUPPLEMENTAL CASH FLOW INFORMATION:
    Parent preferred stock dividend payments............................  $ 19,525           $ 19,525
                                                                          ========           ========
    Subsidiary trust minority interest payments.........................  $ 17,438           $ 17,438
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

INTERIM FINANCIAL STATEMENTS

The consolidated financial statements for the nine months ended September 30, 1999 and 2000 are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, and cash flows for these periods.

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

5.   INCOME TAXES:

For the three months ended September 30, 2000, Sinclair had sufficient earnings and profits from prior years to allow the Company to utilize its dividends received deduction associated with the HYTOPS. As a result, no income tax provision was required for the three months ended September 30, 2000. For the three months ended September 30, 1999, Sinclair did not have sufficient earnings and profits to utilize the dividends received deduction. As a result, we incurred tax expense of $401,000 for the three months ended September 30, 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

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

Other matters set forth in this report, including the risk factors set forth in Sinclair Broadcast Group, Inc.'s Form 10-K filed with the Securities and Exchange Commission on March 30, 2000, may also cause actual results in the future to differ materially from those described in the forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

The following table sets forth certain operating data for the three months and nine months ended September 30, 1999 and 2000:

OPERATING DATA (dollars in thousands):


                                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                     SEPTEMBER 30,
                                                             1999             2000             1999              2000
                                                             ----             ----             ----              ----

Net broadcast revenues (a) ............................    $ 1,944          $ 2,044          $  6,057          $  6,467
Barter revenues .......................................         54              203               350               546
                                                           -------          -------          --------          --------
Total revenues ........................................      1,998            2,247             6,407             7,013
                                                           -------          -------          --------          --------
Operating Costs (b) ...................................        958              989             2,922             3,225
Expenses from barter arrangements .....................         10              171               221               464
Depreciation and amortization (c) .....................        917              804             2,555             2,596
                                                           -------          -------          --------          --------
Broadcast operating income ............................        113              283               709               728
Dividend and interest income (d) ......................      6,790            6,943            20,026            20,259
Subsidiary trust minority interest expense (e) ........     (5,813)          (5,813)          (17,438)          (17,438)
                                                           -------          -------          --------          --------
Income before income taxes ............................      1,090            1,413             3,297             3,549
Income taxes ..........................................       (401)              --            (1,597)               --
                                                           -------          -------          --------          --------

Net income ............................................    $   689          $ 1,413          $  1,700          $  3,549
                                                           =======          =======          ========          ========

OTHER DATA:

    Broadcast cash flow (BCF) (f) .....................        859          $   860          $  2,274          $  2,197
    BCF margin (g) ....................................       44.2%            42.1%             37.5%             34.0%
    Adjusted EBITDA (h) ...............................        793          $   781          $  2,082          $  1,960
    Adjusted EBITDA margin (g) ........................       40.8%            38.2%             34.4%             30.3%
    Program contract payments .........................        243          $   311          $  1,196          $  1,381
    Corporate management fees .........................         66               79               192               237


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

Net broadcast revenues increased to $6.5 million for the nine months ended September 30, 2000 from the $6.1 million for the nine months ended September 30, 1999, or 6.6%. The increase in net broadcast revenues for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 was primarily due to an increase in local revenues of approximately $465,000 offset by a decrease in national revenues of approximately $45,000.

Operating costs increased to $3.2 million for the nine months ended September 30, 2000 from $2.9 million for the nine months ended September 30, 1999, or 10.3%. The increase in operating expenses for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 was primarily related to an increase in programming costs of $198,000 related to our Fox agreement to purchase additional inventory which was not incurred during the same period in 1999. We expect these costs to be incurred in future periods.

Depreciation and amortization for the nine months ended September 30, 2000 remained consistent compared to the nine months ended September 30, 1999.

Broadcast operating income for the nine months ended September 30, 2000 increased to $728,000 from $709,000 for the nine months ended September 30, 1999, or 2.7%. The increase in broadcast operating income for the nine months ended September 30, 2000 was primarily attributable to the increase in total revenues offset by an increase in operating costs.

The income tax provision decreased to zero for the nine months ended September 30, 2000 from $1.6 million for the nine months ended September 30, 1999. The decrease for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 is primarily a result of Sinclair's ability to use its dividends received deduction associated with the HYTOPS. In previous quarters, the dividends received deduction was not available because Sinclair did not have sufficient earnings and profits, however, for the nine months ended September 30, 2000, Sinclair did have sufficient earnings and profits from prior years to allow us to use the dividends received deduction associated with the HYTOPS. Our effective tax rate for the nine months ended September 30, 2000 and September 30, 1999 was zero and 48.4%, respectively. The decrease in our effective tax rate primarily resulted from the dividends received deduction associated with the HYTOPS.

Net income increased to $3.5 million for the nine months ended September 30, 2000 from $1.7 million for the nine months ended September 30, 1999. The increase in net income for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 primarily resulted from a decrease in the tax provision.

Broadcast cash flow decreased to $2.2 million for the nine months ended September 30, 2000 from $2.3 million for the nine months ended September 30, 1999, or 4.3%. The decrease in broadcast cash flows for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 primarily resulted from an increase in film payments related to our investment to upgrade our television programming. For the reasons noted above, our broadcast cash flow margin decreased to 34.0% for the nine months ended September 30, 2000 from 37.5% for the nine months ended September 30, 1999.

Adjusted EBITDA decreased to $2.0 million for the nine months ended September 30, 2000 from $2.1 million for the nine months ended September 30, 1999, or 4.8%. The decrease in adjusted EBITDA margin for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 resulted from circumstances affecting the broadcast flow as noted above. For reasons noted above, our adjusted EBITDA margin decreased to 30.3% for the nine months ended September 30, 2000 from 34.4% for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, we had cash balances of approximately $46,000 and working capital of approximately $776,000. Our primary source of liquidity is cash from operations which management believes to be sufficient to meet operating cash requirements. Cash requirements or excess cash from operations are funded by or deposited into Sinclair's centralized banking system utilized by all of its wholly owned subsidiaries.

We anticipate capital expenditures for 2000 to approximate $960,000 in order to keep up with emerging technologies. We believe we will be able to fund such expenditures from our cash flow and from the proceeds of indebtedness or financing that is allowed to be incurred or obtained under our Senior Debenture Indenture (provided that the Company's debt to Adjusted EBITDA ratio is 4 to 1 or less) or from capital contributions from Sinclair to the extent permitted under Sinclair's debt instruments. Under these instruments, Sinclair would currently be able to make capital contributions to the Company in an amount the Company believes is sufficient to cover such costs if it chose to do so.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    NOT APPLICABLE

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

    27  Financial Data Schedule

(B) REPORTS ON FORM 8-K

    NONE.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized in the city of Baltimore, Maryland on the 13th day of November, 2000.

                                              KDSM, INC.


                                              by:  /s/  Patrick J. Talamantes
                                                   -----------------------------
                                                   Patrick J. Talamantes
                                                   Chief Financial Officer