Form 10-K405
period 2000-12-31
KDSM INC
filed 2001-03-30
CIK 1039583

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000 COMMISSION FILE NUMBER:333-26427-01

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 27, 2001, there are 100 shares of class A common stock, $.01 par value of KDSM, Inc., issued and outstanding.

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

                                     PART I

FORWARD-LOOKING STATEMENTS

     This report includes or incorporates forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about us, including, among other things:

     -    the impact of changes in national and regional economies,

     -    pricing fluctuations in local and national advertising,

     -    volatility in programming costs and

     -    the effects of governmental regulation of broadcasting.

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

ITEM 1. BUSINESS

     KDSM is an indirect wholly owned subsidiary of Sinclair Broadcast Group, Inc. (Sinclair), which, together with its wholly-owned subsidiary, KDSM Licensee, LLC, owns all of the assets related to the operation of television station KDSM.

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

     The following table sets forth certain market revenue, size and audience share information for the Des Moines designated market area:


                                                                    YEAR ENDED DECEMBER 31,
                                                         1998                 1999                2000
                                                                    (DOLLARS IN THOUSANDS)
------------------------------------------------- ------------------------------------------------------------

Market revenue..                                  $        44,699      $      44,739        $      48,497
Annual market revenue growth................                 11.9%               0.1%                 8.4%
Station rank within market..................                    3                  3                    3
Television homes............................              388,000            393,000              394,000
KDSM audience share.........................                  6.3%               6.0%                 6.3%


     KDSM had station broadcast revenues of $8.8 million and broadcast cash flow of $3.3 million in 2000.

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

     The property trustee acts as sole trustee under the trust agreement for the purposes of compliance with the Trust Indenture Act. The trust exists for the exclusive purposes of:

     - issuing the preferred securities and the common securities, representing undivided beneficial interests in the assets of the trust,

     - purchasing the KDSM senior debentures with the proceeds from sale of the preferred securities and the common securities and

     - engaging in only those other activities necessary or incidental thereto.

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

     The duties and obligations of the trustees are governed by the trust agreement. David D. Smith and David B. Amy, each an officer of Sinclair, were appointed as administrative trustees of the trust (in such capacity, the administrative trustees) pursuant to the terms of the trust agreement. Under the trust agreement, the administrative trustees have certain duties and powers including, but not limited to, the delivery of certain notices to the holders of the preferred securities, the appointment of the preferred securities paying agent and the preferred securities registrar, the registering of transfers of the preferred securities and the common securities and preparing and filing on behalf of the trust all United States federal, state and local tax information and returns and reports required to be filed by or in respect of the trust. Under the trust agreement, the property trustee has certain duties and powers, including, but not limited to, holding legal title to the KDSM senior debentures on behalf of the trust, the collection of payments in respect of the KDSM senior debentures, maintenance of the payment account, the sending of default notices with respect to the preferred securities and the distribution of the assets of the trust in the event of a winding-up of the trust.

TELEVISION BROADCASTING

OPERATING STRATEGY

     Our television operating strategy includes the following key elements:

ATTRACTING VIEWERSHIP

     We seek to attract viewership and expand our audience share through selective, high-quality programming.

     POPULAR PROGRAMMING. We believe that an important factor in attracting viewership is our network affiliation with Fox. The affiliation enables us to attract viewers by virtue of the quality first-run original programming provided by this network and the network's promotion of such programming. We also seek to obtain, at attractive prices, popular syndicated programming that is complementary to the station's network affiliation. Examples of popular syndicated programming obtained by us for broadcast are "The Simpsons," "Seinfeld," "Spin City," "Drew Carey," "Frasier," "Third Rock," "Caroline in the City" and "Cheers".

     LOCAL NEWS. We believe that the production and broadcasting of local news is an important link to the community and an aid to the station's efforts to expand its viewership. In addition, local news programming can provide access to advertising sources targeted specifically to local news viewers. In March 2001, we commenced a 35-minute prime-time local newscast, airing seven days a week from 9:00pm to 9:35pm (CST) which is being produced by KGAN-TV, a wholly-owned Sinclair television station in Cedar Rapids, Iowa. This is central Iowa's only prime-time local newscast.

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

     POPULAR SPORTING EVENTS. We attempt to capture a portion of advertising dollars designated to sports programming. Affiliates of Fox are subject to prohibitions against preemptions of network programming. We have been able to acquire the local television broadcast rights for certain sporting events, including Major League Baseball, NFL football, Big Ten football, and Iowa and Big Ten basketball.

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

CONTROL OF OPERATING AND PROGRAMMING COSTS

     By employing a disciplined approach to managing programming acquisition and other costs, Sinclair has been able to achieve operating margins that Sinclair believes are among the highest in the television broadcast industry. Sinclair has sought and will continue to seek to acquire quality programming for prices at or below prices paid in the past which directly affects us. As an owner or provider of programming services to 62 stations located in 40 geographically diverse markets reaching approximately 25% of the U.S. television households, Sinclair believes that it is able to negotiate favorable terms for the acquisition of programming. Moreover, Sinclair emphasizes control of our programming and operating costs through program-specific profit analysis, detailed budgeting, tight control over staffing levels and detailed long-term planning models.

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

COMMUNITY INVOLVEMENT

     We actively participate in various community activities and offer many community services. Our activities include broadcasting programming of local interest and sponsorship of community and charitable events. We also encourage our station employees to become active members of their communities and to promote involvement in community and charitable affairs. We believe that active community involvement by our station provides increased exposure in our DMA and ultimately increases viewership and advertising support.

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

     On August 21, 1996, Sinclair entered into an agreement with Fox (the Fox agreement) which, among other things, provides that the affiliation agreement between Fox and KDSM would be amended to have a new five-year term commencing on the date of the Fox agreement and ending on August 21, 2001. Fox had, but did not exercise, an option to extend the affiliation agreement for an additional five-year term. Although we are not currently negotiating with Fox to secure a long-term affiliation agreement for KDSM, we do not believe that Fox has any current plans to terminate the affiliation of KDSM. The existing Fox agreement also includes provisions limiting the ability of KDSM to preempt Fox programming except where it has existing programming conflicts or where KDSM preempts to serve a public purpose. Fox produces and distributes programming in exchange for KDSM's commitment to air the programming at specified times and for commercial announcement time during the programming.

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

LICENSE GRANT AND RENEWAL

     Television stations operate pursuant to broadcasting licenses that are granted by the FCC for maximum terms of eight years and are subject to renewal upon application to the FCC. During certain periods when renewal applications are pending, petitions to deny license renewals can be filed by interested parties, including members of the public. The FCC will generally grant a renewal application if it finds:

     - that the station has served the public interest, convenience and necessity;

     - that there have been no serious violations by the licensee of the Communications Act or the rules and regulations of the FCC; and

     - that there have been no other violations by the licensee of the Communications Act or the rules and regulations of the FCC that, when taken together, would constitute a pattern of misconduct.

     KDSM's FCC license will expire on February 1, 2006. Although renewal of a license is granted in the vast majority of cases even when petitions to deny are filed, there can be no assurance that the license of a station will be renewed.

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

     The FCC generally applies its ownership limits to "attributable" interests held by an individual, corporation, partnership or other association. In the case of corporations holding, or through subsidiaries controlling, broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation's stock (or 20% or more of such stock in the case of insurance companies, investment companies and bank trust departments that are passive investors) are generally attributable. In August 1999, the FCC revised its attribution and multiple ownership rules, and adopted the equity-debt-plus rule that causes certain creditors or investors to be attributable owners of a station. Under this rule, a major programming supplier (any programming supplier that provides more than 15% of the station's weekly programming hours) or same-market media entity will be an attributable owner of a station if the supplier or same-market media entity holds debt or equity, or both, in the station that is greater than 33% of the value of the station's total debt plus equity. For purposes of this rule, equity includes all stock, whether voting or non-voting, and equity held by insulated limited partners in partnerships. Debt includes all liabilities whether long-term or short-term.

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

     As a result of these provisions, the licenses granted to KDSM Licensee, LLC by the FCC could be revoked if, among other restrictions imposed by the FCC, more than 25% of Sinclair's stock were directly or indirectly owned or voted by aliens. Sinclair and its subsidiaries are domestic corporations, and the members of the Smith family (who together hold over 90% of the common voting rights of Sinclair) are all United States citizens. The amended and restated articles of incorporation of Sinclair (the amended certificate) contain limitations on alien ownership and control that are substantially similar to those contained in the Communications Act. Pursuant to the amended certificate, Sinclair has the right to repurchase alien-owned shares at their fair market value to the extent necessary, in the judgment of its board of directors, to comply with the alien ownership restrictions.

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

     DUAL NETWORK RULE. A network entity is permitted to operate more than one television network, provided, however, that ABC, CBS, NBC, and/or Fox are currently prohibited, absent a waiver, from merging with each other or with another network television entity such as WB or UPN.

     ANTITRUST REGULATION. The Department of Justice (DOJ) and the Federal Trade Commission have increased their scrutiny of the television industry since the adoption of the 1996 Act, and have reviewed matters related to the concentration of ownership within markets (including LMAs) even when the ownership or LMA in question is permitted under the laws administered by the FCC or by FCC rules and regulations. For instance, the DOJ has for some time taken the position that an LMA entered into in anticipation of a station's acquisition with the proposed buyer of the station constitutes a change in beneficial ownership of the station which, if subject to filing under the HSR Act, cannot be implemented until the waiting period required by that statute has ended or been terminated.

     Expansion of our broadcast operations on both a local and national level will continue to be subject to the FCC's ownership rules and any changes the FCC or Congress may adopt. Concomitantly, any further relaxation of the FCC's ownership rules may increase the level of competition in one or more of the markets in which our stations are located, more specifically to the extent that any of our competitors may have greater resources and thereby be in a superior position to take advantage of such changes.

     NATIONAL OWNERSHIP RULE. No individual or entity may have an attributable interest in television stations reaching more than 35% of the national television viewing audience. Where an individual or entity has an attributable interest in more than one television station in a Designated Market Area (DMA), the percentage of the national television viewing audience encompassed within that DMA is only counted once. Historically, VHF stations have shared a larger portion of the market than UHF stations. Therefore, only half of the households in the market area of any UHF station are included when calculating whether an entity or individual owns television stations reaching more than 35% of the national television viewing audience. KDSM is a UHF station.

     DUOPOLY RULE. Under the FCC's new local television ownership rules, a party may own two television stations in adjoining DMA, even if there is Grade B overlap between the two stations' signals and generally may own two stations in the same market:

     -    if there is no Grade B overlap between the stations; or

     - if the market containing both the stations contains at least eight separately-owned full-power television stations (the "eight voices test") and not more than one station is among the top-four rated stations in the market.

     In addition, a party may request a waiver of the rule to acquire a second station in the market if the station to be acquired is economically distressed or unbuilt and there is no party who does not own a local television station who would purchase the station for a reasonable price.

THE SATELLITE HOME VIEWER ACT (SHVA)

     In 1988, Congress enacted SHVA which enabled satellite carriers to provide broadcast programming to those satellite subscribers who were unable to obtain broadcast network programming over-the-air. SHVA did not permit satellite carriers to retransmit local broadcast television signals directly to their subscribers. The Satellite Home Viewer Improvement Act of 1999 (SHVIA) revised SHVA to reflect changes in the satellite and broadcasting industry. This legislation allows satellite carriers to provide local television signals by satellite within a station market, and requires satellite carriers to carry all local signals in any market where it carries any local signals starting January 1, 2002. SHVIA requires all television stations to elect to exercise certain "must carry" or "retransmission consent" rights in connection with their carriage by satellite carriers on or before July 1, 2001. We have entered into agreements granting the two primary satellite carriers retransmission consent to carry our station.

MUST-CARRY/RETRANSMISSION CONSENT

     Pursuant to the Cable Act of 1992, television broadcasters are required to make triennial elections to exercise either certain "must-carry" or "retransmission consent" rights in connection with their carriage by cable systems in each broadcaster's local market. By electing the must-carry rights, a broadcaster demands carriage on a specified channel on cable systems within its DMA, in general as defined by the Nielsen DMA Market and Demographic Rank Report of the prior year. These must-carry rights are not absolute, and their exercise is dependent on variables such as:

     -    the number of activated channels on a cable system,

     -    the location and size of a cable system, and

     - the amount of programming on a broadcast station that duplicates the programming of another broadcast station carried by the cable system.

     Therefore, under certain circumstances, a cable system may decline to carry a given station. Alternatively, if a broadcaster chooses to exercise retransmission consent rights, it can prohibit cable systems from carrying its signal or grant the appropriate cable system the authority to retransmit the broadcast signal for a fee or other consideration. In October 1999, we elected retransmission consent with respect to KDSM. Our stations continue to be carried on all pertinent cable systems, and we do not believe that our elections have resulted in the shifting of our stations to less desirable cable channel locations. Many of the agreements we have negotiated for cable carriage are short term, subject to month-to-month extensions. Accordingly, we may need to negotiate new long term retransmission consent agreements for our stations to ensure carriage on those relevant cable systems for the balance of this triennial period (i.e., through December 31, 2002).

     The FCC recently determined not to apply must-carry rules to require cable companies to carry both the analog and digital signals of local broadcasters during the DTV transition period between 2002 and 2006 when television stations will be broadcasting both signals. As a result of this decision by the FCC, cable customers in our broadcast markets may not receive the station's digital signal.

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

RESTRICTIONS ON BROADCAST ADVERTISING

     Advertising of cigarettes and certain other tobacco products on broadcast stations has been banned for many years. Various states also restrict the advertising of alcoholic beverages. FCC rules also restrict the amount and type of advertising which can appear in programming broadcast primarily for an audience of children twelve years old and younger.

     The Communications Act and FCC rules also place restrictions on the broadcasting of advertisements by legally qualified candidates for elective office. Among other things,

     - stations must provide "reasonable access" for the purchase of time by legally qualified candidates for federal office,

     - stations must provide "equal opportunities" for the purchase of equivalent amounts of comparable broadcast time by opposing candidates for the same elective office, and

     - during the 45 days preceding a primary or primary run-off election and during the 60 days preceding a general or special election, legally qualified candidates for elective office may be charged no more than the station's "lowest unit charge" for the same class of advertisement, length of advertisement, and daypart.

Both the former President of the United States and the former Chairman of the FCC have called for rules that would require broadcast stations to provide free airtime to political candidates. We cannot predict whether or not the new administration will adopt this position. Nor can we predict the effect of any such requirement on our stations' advertising revenues.

PROGRAMMING AND OPERATION

     GENERAL. The Communications Act requires broadcasters to serve the "public interest." The FCC has relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. FCC licensees continue to be required, however, to present programming that is responsive to their communities' issues, and to maintain certain records demonstrating such responsiveness. Complaints from viewers concerning a station's programming may be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must pay regulatory and application fees, and follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications, obscene and indecent broadcasts, and technical operations, including limits on radio frequency radiation.

     During 2000, the FCC adopted rules to require broadcast licensees to create equal employment opportunity outreach programs and maintain records and make filing with the FCC evidencing such efforts. In January 2001, the United States Court of Appeals for the District of Columbia Circuit vacated these rules. The FCC subsequently issued a Public Notice suspending the outreach and record-keeping aspects of the rules. The FCC is entitled to seek further rehearing or appeal of the case and may attempt to promulgate new regulations that meet the Court's concerns. We cannot predict whether the FCC will take any of these actions or the outcome should it do so.

     CHILDREN'S TELEVISION PROGRAMMING. Television stations are required to broadcast a minimum of three hours per week of "core" children's educational programming, which the FCC defines as programming that

     - has the significant purpose of servicing the educational and informational needs of children 16 years of age and under;

     -    is regularly scheduled, weekly and at least 30 minutes in duration;
          and

     - is aired between the hours of 7:00 a.m. and 10:00 p.m. Furthermore, "core" children's educational programs, in order to qualify as such, are required to be identified as educational and informational programs over the air at the time they are broadcast, and are required to be identified in the children's programming reports required to be placed quarterly in stations' public inspection files and filed quarterly with the FCC.

     Additionally, television stations are required to identify and provide information concerning "core" children's programming to publishers of program guides. The FCC is considering whether or not to require the use of the digital broadcast spectrum for the broadcast of additional amounts of "core" children's programming.

     TELEVISION VIOLENCE. The television industry has developed a ratings system that has been approved by the FCC. Furthermore, the FCC requires certain television sets to include the so-called "V-chip," a computer chip that allows blocking of rated programming.

DIGITAL TELEVISION

     The FCC has taken a number of steps to implement digital television (DTV) broadcasting services. The FCC has adopted an allotment table that provides all authorized television stations with a second channel on which to broadcast a DTV signal. The FCC has attempted to provide DTV coverage areas that are comparable to stations' existing service areas. The FCC has ruled that television broadcast licensees may use their digital channels for a wide variety of services such as high-definition television, multiple standard definition television programming, audio, data, and other types of communications, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standard and further subject to the requirement that broadcasters pay a fee of 5% of gross revenues on all DTV subscription services.

     DTV channels are generally located in the range of channels from channel 2 through channel 51. The FCC required that affiliates of ABC, CBS, NBC and Fox in the top 10 television markets begin digital broadcasting by May 1, 1999 and that affiliates of these networks in markets 11 through 30 begin digital broadcasting by November 1999. All other commercial stations are required to begin digital broadcasting by May 1, 2002. KDSM is required to commence digital operations by May 1, 2002. An application for KDSM's digital facilities was filed by November 1, 1999. The FCC's plan calls for the DTV transition period to end in the year 2006, at which time the FCC expects that television broadcasters will cease non-digital broadcasting and return one of their two channels to the government, allowing that spectrum to be recovered for other uses. The FCC has been authorized by Congress to extend the December 31, 2006 deadline for reclamation of a television station's non-digital channel if, in any given case:

     - one or more television stations affiliated with ABC, CBS, NBC or Fox in a market is not broadcasting digitally, and the FCC determines that such stations have "exercised due diligence" in attempting to convert to digital broadcasting, or

     - less than 85% of the television households in the station's market subscribe to a multichannel video service (cable, wireless cable or direct-to-home broadcast satellite television (DBS)) that carries at least one digital channel from each of the local stations in that market, or

     - less than 85% of the television households in the market can receive digital signals off the air using either a set-top converter box for an analog television set or a new DTV television set.

     Congress directed the FCC to auction the remaining non-digital channels by September 30, 2002 even though they are not to be reclaimed by the government until at least December 31, 2006. Broadcasters are permitted to bid on the non-digital channels in cities with populations greater than 400,000, provided the channels are used for DTV. The FCC has initiated separate proceedings to consider the surrender of existing television channels and how these frequencies will be used after they are eventually recovered from broadcasters.

     Implementation of digital television will also impose substantial additional costs on television stations because of the need to replace equipment and because some stations will need to operate at higher utility costs and there can be no assurance that our television stations will be able to increase revenue to offset such costs. The FCC has proposed imposing new public interest requirements on television licensees in exchange for their receipt of DTV channels. In addition, Congress has held hearings on broadcasters' plans for the use of their digital spectrum.

PENDING MATTERS

     The Congress and the FCC have under consideration, and in the future may consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of our broadcast station, result in the loss of audience share and advertising revenues for our broadcast station, and affect our ability to acquire additional broadcast stations or finance such acquisitions. In addition to the changes and proposed changes noted above, such matters may include, for example, the license renewal process, spectrum use fees, political advertising rates, potential restrictions on the advertising of certain products (beer, wine and hard liquor, for example), and the rules and policies with respect to equal employment opportunity.

     Other matters that could affect KDSM include technological innovations and developments generally affecting competition in the mass communications industry, such as direct television broadcast satellite service, creation of Class A television services, the continued establishment of wireless cable systems and low power television stations, digital television technologies, the Internet and the advent of telephone company participation in the provision of video programming service.

OTHER CONSIDERATIONS

     The foregoing summary does not purport to be a complete discussion of all provisions of the Communications Act or other congressional acts or of the regulations and policies of the FCC. For further information, reference should be made to the Communications Act, the 1996 Act, other congressional acts, and regulations and public notices promulgated from time to time by the FCC. There are additional regulations and policies of the FCC and other federal agencies that govern political broadcasts, advertising, equal employment opportunity, and other matters affecting our business and operations.

EMPLOYEES

     As of December 31, 2000, we had approximately 39 employees. None of the employees are represented by labor unions under any collective bargaining agreement. We have not experienced significant labor problems and we consider our overall labor relations to be good.

ITEM 2. PROPERTIES

     We have facilities consisting of offices, studios and tower sites. Transmitter and tower sites are located to provide maximum signal coverage of the station's market. The following table generally describes our principal owned and leased real property in the Des Moines market:


TYPE OF FACILITY AND USE                OWNED OR LEASED                  APPROXIMATE SIZE (SQ.FEET)
------------------------                ---------------                  --------------------------
KDSM Studio & Office Site               Owned                            13,000
KDSM Transmitter Bldg/Tower             Owned                            2,000
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

     No matters were submitted to a vote of our stockholders during the fourth quarter of 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS
     None.

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data for the years ended December 31, 1996, 1997, 1998, 1999 and 2000 have been derived from our audited Consolidated Financial Statements. The Consolidated Financial Statements for the years ended December 31, 1998, 1999 and 2000 are included elsewhere in this Form 10-K.

     The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included elsewhere in this Form 10-K.


                                                  COMBINED (a)                        THE COMPANY
                                                --------------  ------------------------------------------------------
                                                                      YEARS ENDED DECEMBER 31,
                                                ----------------------------------------------------------------------
                                                    1996          1997          1998           1999          2000
                                                    ----          ----          ----           ----          ----
                                                                       (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net broadcast revenues (b)................      $     8,218   $     8,140   $     8,363    $     8,461   $     8,807
Barter revenues...........................              204           398           552            541           731
                                                -----------   -----------   -----------    -----------   -----------

Total revenues............................            8,422         8,538         8,915          9,002         9,538
                                                -----------   -----------   -----------    -----------   -----------

Operating costs (c).......................            3,773         3,658         3,742          3,997         4,241
Expenses from barter arrangements.........              225           283           377            392           636
Depreciation and amortization (d).........            2,616         3,521         4,349          3,555         3,592
Stock-based compensation..................                -            23            23             23            26
                                                -----------   -----------   -----------    -----------   -----------

Broadcast operating income................            1,808         1,053           424          1,035         1,043
Parents preferred stock dividend income...                -        20,826        26,033         26,033        26,033
Subsidiary trust minority interest
   expense (e)............................                -      (18,600)      (23,250)       (23,250)      (23,250)
Interest and other income.................                -             -           239            671         1,179
                                                -----------   -----------   -----------    -----------   -----------

Income before income taxes................      $     1,808   $     3,279   $     3,446    $     4,489   $     5,005
                                                ===========   ===========   ===========    ===========   ===========

Net income................................      $     1,323   $     1,895   $       729    $     8,977   $     5,005
                                                ===========   ===========   ===========    ===========   ===========

Net income available to common
   shareholders...........................      $     1,323   $     1,895   $       729    $     8,977   $     5,005
                                                ===========   ===========   ===========    ===========   ===========

OTHER DATA:
Broadcast cash flow (f)...................      $     3,727   $     3,661   $     3,693    $     3,433   $     3,284
Broadcast cash flow margin (g)............            45.4%         45.0%         44.2%          40.6%         37.3%
Adjusted EBITDA (h).......................      $     3,291   $     3,378   $     3,423    $     3,175   $     2,992
Adjusted EBITDA margin (g)................            40.0%         41.5%         40.9%          37.5%         34.0%
Program contract payments.................      $     1,133   $     1,219   $     1,373    $     1,438   $     1,669
Corporate overhead expense................              436           283           270            258           292
Capital expenditures......................              190           197           235            151           956
Cash flows from operating activities......            1,647         4,060         4,210         10,428         6,968
Cash flows from investing activities......            (190)     (207,973)         (235)          (151)         (955)
Cash flows from financing activities......          (1,485)       203,921       (3,979)       (10,275)       (5,950)

BALANCE SHEET DATA:
Cash and cash equivalents.................      $         3   $        11   $         7    $         9   $        72
Total assets..............................           40,674       258,540       259,519        268,061       272,705
HYTOPS (i)................................                -       200,000       200,000        200,000       200,000
Total equity of partnership 1996, total
stockholders equity 1997 to 2000..........           37,516        53,749        54,478         63,455        68,460

-----------------------------------------
(a) The combined column represents the results of operations for the five months ended May 31, 1996 of KDSM-TV, a division of River City Broadcasting, L.P. (the predecessor) and the results of operations for the seven months ended December 31, 1996 of KDSM, Inc. and subsidiaries.

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

     Set forth below are the principal types of broadcast revenues received by our station for the periods indicated and the percentage contribution of each type to our total gross broadcast revenues:

                               BROADCAST REVENUES
                             (DOLLARS IN THOUSANDS)

                                                             YEARS ENDED DECEMBER 31,
                                   ------------------------------------------------------------------------------
                                             1998                      1999                      2000
                                             ----                      ----                      ----
Local/regional advertising...      $    6,618        69.2%   $    6,996        72.7%   $    7,531        75.4%
National advertising.........           2,769        29.0%        2,536        26.4%        2,356        23.6%
Network compensation.........              53         0.5%            -         0.0%            -         0.0%
Political advertising........              34         0.4%           17         0.2%           26         0.3%
Production...................              89         0.9%           73         0.7%           70         0.7%
                                   ----------   ----------   ----------   ----------   ----------   ----------
Broadcast revenues...........           9,563       100.0%        9,622       100.0%        9,983       100.0%
                                                ==========                ==========                ==========
Less: agency commissions.....         (1,200)                   (1,161)                   (1,176)
                                   ----------                ----------                ----------
Broadcast revenues, net......           8,363                     8,461                     8,807
Barter revenues..............             552                       541                       731
                                   ----------                ----------                ----------
Total revenues...............      $    8,915                $    9,002                $    9,538
                                   ==========                ==========                ==========

     Our primary types of programming and their approximate percentages of 2000 net broadcast revenues were syndicated programming (66.5%), network programming (20.9%), sports programming (9.3%), children's programming (2.1%) and paid programming (1.2%). Similarly, our six largest categories of advertising and their approximate percentages of 2000 net broadcast revenues were automotive (19%), services (16%), restaurants (11%), food (9%), retail/department stores (7%), and soft drinks (6%). No other advertising category accounted for more than 6% of our net broadcast revenues in 2000. No individual advertiser accounted for more than 5% of the station's net broadcast revenues in 2000.

     The following table sets forth certain of our operating data for the years ended December 31, 1998, 1999 and 2000. For definitions of items, see footnotes to table in "Item 6. Selected Financial Data".

                                 OPERATING DATA
                             (DOLLARS IN THOUSANDS)

                                                                       YEARS ENDED DECEMBER 31,
                                                                       ------------------------
                                                              1998               1999               2000
                                                              ----               ----               ----
Net broadcast revenues (b).........................     $          8,363   $          8,461    $        8,807
Barter revenues....................................                  552                541               731
                                                        ----------------   ----------------   ---------------
Total revenues.....................................                8,915              9,002             9,538
                                                        ----------------   ----------------   ---------------
Operating costs (c)................................                3,742              3,997             4,241
Expenses from barter arrangements..................                  377                392               636
Depreciation and amortization (d)..................                4,349              3,555             3,592
Stock-based compensation...........................                   23                 23                26
                                                        ----------------   ----------------   ---------------
Broadcast operating income.........................                  424              1,035             1,043
Parent preferred stock dividend income.............               26,033             26,033            26,033
Subsidiary trust minority interest expense (e).....             (23,250)           (23,250)          (23,250)
Interest and other income..........................                  239                671             1,179
                                                        ----------------   ----------------   ---------------
Income before income taxes.........................     $          3,446   $          4,489    $        5,005
Net income.........................................     $            729   $          8,977    $        5,005
                                                        ----------------   ----------------   ---------------
Basic  and  diluted  net  income  available  to
common shareholders................................     $            729   $          8,977    $        5,005
                                                        ================   ================   ===============

BROADCAST CASH FLOW (BCF) DATA:
    BCF (f)........................................     $          3,693   $          3,433    $        3,284
    BCF margin (g).................................                44.2%              40.6%             37.3%

OTHER DATA:
    Adjusted EBITDA (h)............................     $          3,423   $          3,175    $        2,992
    Adjusted EBITDA margin (g).....................                40.9%              37.5%             34.0%
    Program contract payments......................     $          1,373   $          1,438    $        1,669
    Corporate overhead expense.....................                  270                258               292
    Capital expenditures...........................                  235                151               956
    Cash flows from operating activities...........                4,210             10,428             6,968
    Cash flows from investing activities...........                (235)              (151)             (955)
    Cash flows from financing activities...........              (3,979)           (10,275)           (5,950)


RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2000 AND 1999

     Net broadcast revenues increased to $8.8 million for the year ended December 31, 2000 from $8.5 million for the year ended December 31, 1999, or 3.5%. When comparing the year ended December 31, 2000 to the year ended December 31, 1999, revenues from local advertisers increased approximately $536,000, or 7.7% and revenues from national advertisers decreased approximately $180,000, or 7.1%. Our decrease in national advertising was mitigated by an offsetting increase in local advertising revenue. The decrease in national revenue is a trend that we believe is resulting from an increase in the number of media outlets providing national advertisers a means by which to advertise their goods and services.

     Station operating costs increased to $4.2 million for the year ended December 31, 2000 from $4.0 million for the year ended December 31, 1999, or 5.0%. The increase in operating costs for the year ended December 31, 2000, as compared to the year ended December 31, 1999 primarily related to an increase in programming costs of $182,000 related to our Fox agreement to purchase additional inventory.

     Depreciation and amortization remained consistent at $3.6 million for the year ended December 31, 2000 as compared to the year ended December 31, 1999.

     Broadcast operating income remained consistent at $1.0 million for the year ended December 31, 2000 as compared to the year ended December 31, 1999.

     Parent preferred stock dividend income of $26.0 million for the year ended December 31, 2000 is related to our investment in 12 5/8% series C preferred stock (the parent preferred securities) issued by Sinclair, completed March 12, 1997. Subsidiary trust minority interest expense of $23.3 million for the year ended December 31, 2000 is related to the private placement of the subsidiary trust preferred securities (the HYTOPS). Our ability to make future subsidiary trust minority interest payments is directly contingent upon the parent's ability to pay dividends on parent preferred stock.

     We recorded no income tax provision or benefit for the year ended December 31, 2000 compared to an income tax benefit of $4.5 million for the year ended December 31, 1999. The change in income taxes for the year ended December 31, 2000 as compared to the year ended December 31, 1999 is attributable to the dividends received deduction associated with the HYTOPS. Our effective tax rate for the year ended December 31, 2000 was zero as compared to (100.0%) for the year ended December 31, 1999. The change in our effective tax rate for 2000 primarily resulted from the dividends received deduction associated with the HYTOPS, resulting in no income tax provision in 2000 and a benefit in 1999 related to Sinclair's recognition of earnings and profits for the year ended December 31, 1999 and 2000. The benefit recorded for the year ended December 31, 1999 resulted from a reduction of a net deferred tax liability to zero.

     Net deferred taxes remained consistent at zero as of December 31, 2000 as compared to December 31, 1999. Federal income taxes are allocated to or from us by Sinclair at the statutory rate, are considered payable or receivable currently and are reflected as an adjustment to due from parent or due to parent in our balance sheet depending upon whether there is a tax benefit or provision, respectively.

     Net income decreased to $5.0 million for the year ended December 31, 2000 from $9.0 million for the year ended December 31, 1999. The decrease in net income for the year ended December 31, 2000 as compared to the year ended December 31, 1999 is primarily due to the change in income taxes combined with an increase in net broadcast revenues offset by the increase in operating costs as noted above.

     Broadcast cash flow decreased to $3.3 million for the year ended December 31, 2000 from $3.4 million for the year ended December 31, 1999, or 2.9%. Our broadcast cash flow margin decreased to 37.3% for the year ended December 31, 2000 from 40.6% for the year ended December 31, 1999. The decrease in broadcast cash flow and broadcast cash flow margin for the year ended December 31, 2000 as compared to the year ended December 31, 1999 primarily resulted from an increase in operating expenses as noted above combined with an increase in program contract payments offset by an increase in net broadcast revenues.

     Adjusted EBITDA decreased to $3.0 million for the year ended December 31, 2000 from $3.2 million for the year ended December 31, 1999, or 6.3%. Our Adjusted EBITDA margin decreased to 34.0% for the year ended December 31, 2000 from 37.5% for the year ended December 31, 1999. The decrease in adjusted EBITDA and adjusted EBITDA margin for the year ended December 31, 2000 as compared to the year ended December

31, 1999 primarily resulted from an increase in operating expenses as noted above combined with an increase in program contract payments offset by an increase in net broadcast revenues.

YEARS ENDED DECEMBER 31, 1999 AND 1998

     Net broadcast revenues increased to $8.5 million for the year ended December 31, 1999 from $8.4 million for the year ended December 31, 1998, or 1.2%. When comparing the year ended December 31, 1999 to the year ended December 31, 1998, revenues from local advertisers increased approximately $378,000 or 5.7%, and revenues from national advertisers decreased approximately $233,000 or 8.4%. Our decrease in national advertising was mitigated by an offsetting increase in local advertising revenue. The decrease in national revenue is a trend that we believe is resulting from an increase in the number of media outlets providing national advertisers a means by which to advertise their goods and services.

     Station operating costs increased to $4.0 million for the year ended December 31, 1999 from $3.7 million for the year ended December 31, 1998, or 8.1%. The increase in operating costs for the year ended December 31, 1999 compared to the year ended December 31, 1998 primarily resulted from an increase in promotion and programming costs.

     Depreciation and amortization decreased to $3.6 million for the year ended December 31, 1999 from $4.3 million for the year ended December 31, 1998, or 16.3%. The decrease in depreciation and amortization for the year ended December 31, 1999 as compared to the year ended December 31, 1998 was primarily due to the write-off of deferred financing costs in May 1998.

     Broadcast operating income increased to $1.0 million for the year ended December 31, 1999 from $424,000 for the year ended December 31, 1998, or 136.0%. The increase in broadcast operating income for the year ended December 31, 1999 as compared to the year ended December 31, 1998 was primarily attributable to the decrease in depreciation and amortization combined with an increase in net broadcast revenues as noted above.

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

     Broadcast cash flow decreased to $3.4 million for the year ended December 31, 1999 from $3.7 million for the year ended December 31, 1998, or 8.1%. Our broadcast cash flow margin decreased to 40.6% for the year ended December 31, 1999 from 44.2% for the year ended December 31, 1998. The decrease in broadcast cash flow and broadcast cash flow margin for the year ended December 31, 1999 as compared to the year ended December 31, 1998 primarily resulted from an increase in operating expenses as noted above combined with an increase in program payments offset by an increase in net broadcast revenues.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2000, we had cash balances of approximately $72,000 and working capital of approximately $900,000. Our primary source of liquidity is cash from operations which management believes to be sufficient to meet operating cash requirements. Cash requirements or excess cash from operations are funded by or deposited into Sinclair's centralized banking system utilized by all of its wholly owned subsidiaries.

     We anticipate capital expenditures in the coming year to exceed historical capital expenditures, which were approximately $955,000 in 2000. The increase is due to $2.3 million in planned digital television expenditures for 2001. If we are required to make capital expenditures to keep up with emerging technologies, management believes we will be able to fund such expenditures from cash flow and from the proceeds of indebtedness or financing that is allowed to be incurred or obtained under our senior debenture indenture (provided that our debt to Adjusted EBITDA ratio is 4 to 1 or less) or from capital contributions from Sinclair to the extent permitted under Sinclair's debt instruments. Under these instruments, Sinclair would currently be able to make capital contributions to us in an amount sufficient to cover such costs if it chose to do so.

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


                NAME                            AGE                          TITLE
                ----                            ---                          -----
David D. Smith...................               50                 President and Director
David B. Amy.....................               48                 Secretary and Director
Dr. David McCarus................               49                 Director


     Members of the board of directors are elected for one-year terms and until their successors are duly elected and qualified. Executive officers are appointed by the board of directors annually to serve for one-year terms and until their successors are duly appointed and qualified.

     DAVID D. SMITH has served as President of KDSM since April of 1996. In addition, Mr. Smith has served as President, Chief Executive Officer and Chairman of the Board for Sinclair Broadcast Group, Inc. since September 1990. Prior to that, he served as General Manager of WPTT, Pittsburgh, Pennsylvania, from 1984 to 1986, and assumed the financial and engineering responsibility for Sinclair, including the construction of WTTE, Columbus, Ohio,in 1984. From 1978 to 1986 Mr. Smith co-founded and served as an officer and director of Comark Communications, Inc., a company engaged in manufacture of high-power transmitters for UHF television stations. His television career began with WBFF in Baltimore, where he helped in the construction of the station and was in charge of technical maintenance until 1978. David Smith is currently a member of the Board of Directors of Sinclair Ventures, Inc., Acrodyne Communications, Inc. and G1440, Inc.

     DAVID B. AMY has served as Secretary and Director of KDSM since April of 1996. In addition he has served as Executive Vice President and Chief Financial Officer (CFO) of Sinclair Broadcast Group, Inc. since March 2001. Prior to that time, Mr. Amy served as Executive Vice President of Sinclair since September 1999 and as Vice President and CFO of Sinclair since October of 1994. In addition, he serves as Secretary of Sinclair Communications, Inc., the Sinclair subsidiary which owns and operates the broadcasting operations. Prior to his appointment, Mr. Amy served as the Corporate Controller of Sinclair beginning in 1986. Mr. Amy has over sixteen years of broadcast experience, having joined Sinclair as a business manager for WPTT-TV in Pittsburgh. Mr. Amy received an MBA degree from the University of Pittsburgh in 1981. Mr. Amy is currently a member of the board of directors of Acrodyne Communications, Inc. and an advisor to Allegiance Capital.

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

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding the annual and long-term compensation by Sinclair for services rendered in all capacities during the year ended December 31, 2000 by the President and the other officers of KDSM who received total annual salary and bonus of $100,000 or more in 2000 (the named executive officers):

                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION






                                                                  LONG-TERM
                               ANNUAL COMPENSATION               COMPENSATION
       NAME AND                -------------------            SECURITIES UNDERLYING     ALL OTHER
  PRINCIPLE POSITION       YEAR       SALARY     BONUS (a)       OPTIONS GRANTED     COMPENSATION (b)
----------------------     ----       ------     --------        ---------------     ---------------
David D. Smith
    President........      2000     $1,000,008   $     ---           150,000             $ 6,659
                           1999      1,072,500     603,115               ---               6,409
                           1998      1,290,000     502,526               ---               6,515

David B. Amy
    Secretary........      2000        300,000         ---           100,000               6,659
                           1999        300,000      75,000               ---              10,945
                           1998        200,000      75,000           135,000              11,136


(a) The bonuses reported in this column represent amounts awarded and paid during the fiscal years noted but relate to the fiscal year immediately prior to the year noted.

(b) All other compensation consists of income deemed received for personal use of Sinclair-leased automobiles, our 401 (k) contribution, life insurance and long-term disability coverage.

STOCK OPTIONS

The following table shows the number of stock options granted during 2000 and the 2000 year-end value of the stock options held by the named executive officers:


                                    NUMBER OF
                                   SECURITIES                                          POTENTIAL REALIZABLE VALUE AT
                               UNDERLYING OPTIONS               MARKET                 ASSUMED ANNUAL RATES OF STOCK
                                   GRANTED TO       EXERCISE   PRICE ON                PRICE APPRECIATION FOR OPTION
                                  EMPLOYEES IN      PRICE       DATE OF   EXPIRATION                  TERM
            NAME                   FISCAL YEAR      PER SHARE    GRANT       DATE         0%        5%        10%
            ----                   -----------      ---------    -----       ----         --        --        ---
David D. Smith............           150,000          $9.25     $9.625      3/1/10     $56,250   $964,217   $2,357,216
David B. Amy..............           100,000           9.25      9.625      3/1/10      37,500    642,811    1,571,477


-----------

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND DECEMBER 31, 2000 OPTION VALUES

The following table shows information regarding options exercised during 2000 and the number of securities underlying, and the value of the "in the money" options outstanding on December 31, 2000:


                                                                    NUMBER OF
                                                              SECURITIES UNDERLYING           VALUE OF UNEXERCISED
                        SHARES ACQUIRED      VALUE             UNEXERCISED OPTIONS           "IN-THE-MONEY" OPTIONS
         NAME             ON EXERCISE       REALIZED          AT DECEMBER 31, 2000          AT DECEMBER 31, 2000 (a)
         ----             -----------       --------          --------------------          ------------------------
                                                         EXCERCISABLE     UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
David D. Smith.....           ---             ---           37,500           112,500       $    29,295    $   87,885
David B. Amy.......           ---             ---           90,000           210,000            19,530        58,590


-----------

(a) An "In-the-Money" option is an option for which the option price of the underlying stock is less than the market price at December 31, 2000, and all of the value shown reflects stock price appreciation since the granting of the option.

EMPLOYMENT AGREEMENTS

     Sinclair entered into an employment agreement with David D. Smith, President and Chief Executive Officer of Sinclair, on June 12, 1995, which expired on June 12, 1998. Sinclair has not entered into a new agreement with Mr. Smith and does not currently anticipate entering into a new agreement. As of January 1, 2001, David Smith receives a base salary of approximately $1,000,000.

     In September 1998, Sinclair entered into an amended employment agreement with David B. Amy, Executive Vice President and Chief Financial Officer of Sinclair and Secretary of KDSM. The agreement does not have any specified termination date, and Sinclair has the right to terminate the employment of Mr. Amy at any time, with or without cause, subject to the payment of severance payments for termination without cause. The severance payment due upon termination without cause is equal to one month's base salary in effect at the time of the termination times the number of the years of continuous employment by Sinclair or its predecessor. During each year, Mr. Amy will be entitled to receive compensation as determined by the compensation committee of Sinclair in consultation with the Chief Executive Officer of Sinclair. Mr. Amy's compensation may include a bonus in the sole discretion of the compensation committee of Sinclair. The agreement also contains non-competition and confidentiality restrictions on Mr. Amy.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Other than as follows, no named executive officer is a director of a corporation that has a director or executive officer who is also a director of KDSM. Each of David D. Smith and David B. Amy, both of whom are executive officers and directors of KDSM, is a director and/or executive officer of Sinclair.

     During 2000, none of the named executive officers participated in any deliberations of our board of directors or the compensation committee relating to compensation of the named executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of KDSM, Inc. common stock as of March 20, 2001, by holders having beneficial ownership of more than five percent of KDSM, Inc. common stock.


                                                                     COMMON STOCK
                                                      -----------------------------------------------
          NAME OF BENEFICIAL OWNER                    NUMBER OF SHARES               PERCENT OF CLASS
          ------------------------                    ----------------               ----------------
Sinclair Communications, Inc..                              100                            100%
   10706 Beaver Dam Road
   Cockeysville, MD  21030


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

(a) (1) Financial Statements

     The following financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.


                                                                                                 PAGE
                                                                                                 ----

     Index to Financial Statements................................................................F-1

     Report of Independent Public Accountants.....................................................F-2

     Consolidated Balance Sheets as of December 31, 1999 and 2000.................................F-3

     Consolidated Statements of Operations for the Years Ended December 31, 1998,

        1999 and 2000.............................................................................F-4

     Consolidated Statements of Stockholder's Equity for the Years Ended December 31,

        1998, 1999 and 2000.......................................................................F-5

     Consolidated Statements of Cash Flows for the Years Ended December 31, 1998,

        1999 and 2000.............................................................................F-6

     Notes to Consolidated Financial Statements...................................................F-7


(a)  (2) Index to Financial Statements Schedules

     The financial statements schedules required by this item are submitted on pages S-1 through S-3 of this Report.


                                                                                                 PAGE
                                                                                                 ----

     Index to Schedules...........................................................................S-1

     Report of Independent Public Accountants.....................................................S-2

     Schedule II--Valuation and Qualifying Account................................................S-3


     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(a)  (3) Index to Exhibits

     The exhibit index in Item 14(c) is incorporated by reference in this report.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed by the registrant during the fourth quarter of the fiscal year ended December 31, 2000.

(c)  Exhibits

     The following exhibits are filed with this report:

                                  EXHIBIT INDEX


    EXHIBIT
      NO.                           DESCRIPTION
      --                            -----------

     3.1  Amended and Restated Trust Agreement, dated as of March 12, 1997 among
          KDSM, Inc., First Union National Bank of Maryland, First Union Bank of
          Delaware, David D. Smith, and David B. Amy (1)

     3.2  Articles of Incorporation of KDSM, Inc., as of April 22, 1996 (1)

     3.3  By-Laws of KDSM, Inc. (1)

     4.1  Indenture, dated as of March 12, 1997 among KDSM, Inc., Sinclair
          Broadcast Group, Inc., and its First Union National Bank of Maryland.
          (1)

     4.2  Pledge and Security Agreement dated as of March 12, 1997 between KDSM,
          Inc. and First Union National Bank of Maryland (1)

     4.3  Form of 11 5/8% High Yield Trust Offered Preferred Securities of
          Sinclair Capital (1)

     4.4  Form of 11 5/8% Senior Debentures due 2009 of KDSM, Inc. (included in
          Exhibit 4.1) (1)

     4.5  Form of Parent Guarantee Agreement between Sinclair Broadcast Group,
          Inc. and First Union National Bank of Maryland (1)


--------------

  (1) Incorporated by reference from the Company's Registration Statement on Form S-4, No. 333-26427.

  (d)  Financial Statements Schedules

       The financial statements schedules required by this Item are listed under
Item 14(a)(2)

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of March 2001.


                          KDSM, INC.

                          By:      /s/ DAVID D. SMITH
                                   --------------------------------------------
                                   David D. Smith
                                   President
                                   Principal Executive Officer

                          SINCLAIR CAPITAL

                          By:      /s/ DAVID B. AMY
                                   --------------------------------------------
                                   David B. Amy
                                   Administrative Trustee



                                POWER OF ATTORNEY
     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below under the heading "Signature" constitutes and appoints David B. Amy as his or her true and lawful attorney-in-fact, each acting alone, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead in any and all capacities to sign any or all amendments to this 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or their substitutes, each acting alone, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             SIGNATURE                                    TITLE                                              DATE
             ---------                                    -----                                              ----
/s/ DAVID D. SMITH                    Director and President, KDSM, Inc.                                March 28, 2001
-------------------------------
David D. Smith                           (principal executive officer)
                                      Administrative Trustee, Sinclair Capital
                                         (principal executive officer)

/s/ DAVID B. AMY                      Director and Secretary, KDSM Inc.                                 March 28, 2001
-------------------------------
David B. Amy                             (principal financial and accounting officer)
                                      Administrative Trustee, Sinclair Capital
                                         (principal financial and accounting officer)

/s/ DR. DAVID MCCARUS                 Director                                                          March 28, 2001
-------------------------------
Dr. David McCarus                     KDSM, Inc.


                           KDSM, INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

KDSM, INC. AND SUBSIDIARIES                                                                      PAGE
                                                                                                 ----

   Report of Independent Public Accountants.......................................................F-2

   Consolidated Balance Sheets as of December 31, 1999 and 2000...................................F-3

   Consolidated Statements of Operations for the Years Ended December 31, 1998, 1999 and 2000.....F-4

   Consolidated Statements of Stockholder's Equity for the Years Ended December 31,
   1998, 1999 and 2000............................................................................F-5

   Consolidated Statements of Cash Flows for the Years Ended December 31, 1998,
   1999 and 2000..................................................................................F-6

   Notes to Consolidated Financial Statements.....................................................F-7


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of
Sinclair Broadcast Group, Inc.:

We have audited the accompanying consolidated balance sheets of KDSM, Inc. (a Maryland corporation and a wholly-owned subsidiary of Sinclair Broadcast Group, Inc.) and Subsidiaries (the Company) as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KDSM, Inc. and Subsidiaries as of December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                            ARTHUR ANDERSEN LLP
Baltimore, Maryland,
March 2, 2001

                           KDSM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                        AS OF DECEMBER 31,
                                                                                    ---------------------------
                                                                                        1999          2000
                                                                                        ----          ----
                                      ASSETS
CURRENT ASSETS:
   Cash......................................................................       $         9   $        72
   Accounts receivable, net of allowance for doubtful accounts of $19 and $21,
     respectively............................................................             1,901         1,879
   Dividends receivable from parent..........................................             1,085         1,085
   Current portion of program contract costs.................................               961           937
   Prepaid expenses and other current assets.................................                 9            14
   Deferred barter costs.....................................................                29            38
                                                                                    -----------   -----------
      Total current assets...................................................             3,994         4,025
PROPERTY AND EQUIPMENT, net                                                               2,813         3,350
PROGRAM CONTRACT COSTS, less current portion.................................               890           706
INVESTMENT IN PARENT PREFERRED SECURITIES....................................           206,200       206,200
DUE FROM PARENT..............................................................            16,927        22,717
OTHER ASSETS, net of accumulated amortization of $1,786 and $2,426,
   respectively..............................................................             5,892         5,252
ACQUIRED INTANGIBLE BROADCAST ASSETS, net of accumulated
   amortization of $3,533 and $4,583, respectively...........................            31,345        30,455
                                                                                    -----------   -----------
        Total Assets.........................................................       $   268,061   $   272,705
                                                                                    ===========   ===========

                       LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
   Accounts payable..........................................................       $        58   $        75
   Accrued liabilities.......................................................               353           364
   Current portion of program contracts payable..............................             1,915         1,659
   Deferred barter revenues..................................................                52            57
   Subsidiary trust minority interest expense payable........................               969           969
                                                                                    -----------   -----------
       Total current liabilities.............................................             3,347         3,124
PROGRAM CONTRACTS PAYABLE......                                                           1,259         1,121
                                                                                    -----------   -----------
       Total liabilities.....................................................             4,606         4,245
                                                                                    -----------   -----------
COMMITMENTS AND CONTINGENCIES
COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUST HOLDING
SOLELY KDSM SENIOR DEBENTURES................................................           200,000       200,000
                                                                                    -----------   -----------
STOCKHOLDER'S EQUITY:
   Common stock, $.01 par value, 1,000 shares authorized and 100 shares
     issued and outstanding..................................................               ---           ---
   Additional paid-in capital................................................            51,149        51,149
   Retained earnings.........................................................            12,306        17,311
                                                                                    -----------   -----------
       Total stockholder's equity............................................            63,455        68,460
                                                                                    -----------   -----------
       Total Liabilities and Stockholder's Equity............................       $   268,061   $   272,705
                                                                                    ===========   ===========


        The accompanying notes are an integral part of these consolidated statements.

                           KDSM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                      1998           1999           2000
                                                                      ----           ----           ----
REVENUES:
   Station broadcast revenues, net of agency commissions of
      $1,200, $1,161 and $1,176, respectively...............     $      8,363    $     $8,461   $     $8,807
   Revenues realized from station barter arrangements.......              552             541            731
                                                                 ------------    ------------   ------------
       Total revenues.......................................            8,915           9,002          9,538
                                                                 ------------    ------------   ------------

OPERATING EXPENSES:
Program and production......................................            1,086           1,353          1,520
Selling, general and administrative.........................            2,679           2,667          2,747
Expenses realized from station barter arrangements..........              377             392            636
Amortization of program contract costs and net realizable
   value adjustments........................................            1,710           1,483          1,483
Depreciation of property and equipment                                    381             400            419
Amortization of acquired intangible broadcast assets
   and other assets.........................................            2,258           1,672          1,690
                                                                 ------------    ------------   ------------
       Total operating expenses.............................            8,491           7,967          8,495
                                                                 ------------    ------------   ------------
       Broadcast operating income...........................              424           1,035          1,043
                                                                 ------------    ------------   ------------

OTHER INCOME (EXPENSE):
   Parent preferred stock dividend income...................           26,033          26,033         26,033
   Subsidiary trust minority interest expense...............          (23,250)        (23,250)       (23,250)
   Interest income..........................................              239             671          1,179
                                                                 ------------    ------------   ------------
       Income before allocation of consolidated federal
         income taxes and state income taxes................            3,446           4,489          5,005

ALLOCATION OF CONSOLIDATED FEDERAL

INCOME TAX PROVISION (BENEFIT)
                                                                        2,205          (3,642)           ---
STATE INCOME TAX PROVISION (BENEFIT)........................              512            (846)           ---
                                                                 ------------    ------------   ------------
NET INCOME..................................................     $        729    $      8,977   $      5,005
                                                                 ============    ============   ============

Basic and diluted net income per common share...............     $      7,290    $     89,770   $     50,050
                                                                 ============    ============   ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED            100             100            100
                                                                 ============    ============   ============


     The accompanying notes are an integral part of these consolidated statements.

                           KDSM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)


                                                            ADDITIONAL                               TOTAL
                                             COMMON          PAID-IN           RETAINED          STOCKHOLDER'S
                                             STOCK           CAPITAL           EARNINGS             EQUITY
                                           -----------    ---------------    --------------     ----------------
BALANCE, December 31, 1997............       $  ---         $   51,149        $    2,600         $   53,749
    Net income........................          ---                ---               729                729
                                           --------       ------------       -----------        -----------
BALANCE, December 31, 1998............          ---             51,149             3,329             54,478
    Net income........................          ---                ---             8,977              8,977
                                           --------       ------------       -----------        -----------
BALANCE, December 31, 1999............          ---             51,149            12,306             63,455
    Net income........................          ---                ---             5,005              5,005
                                           --------       ------------       -----------        -----------
BALANCE, December 31, 2000............       $  ---         $   51,149        $   17,311         $   68,460
                                           ========       ============       ===========        ===========


     The accompanying notes are an integral part of these consolidated statements.

                           KDSM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)

                                                                   1998         1999         2000
                                                                   ----         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income..............................................     $     729    $   8,977    $   5,005
   Adjustments to reconcile net income to net cash flows
     from operating activities--
     Depreciation of property and equipment................           381          400          419
     Amortization of acquired intangible broadcast assets
      and other assets.....................................         2,258        1,672        1,690
     Amortization of program contract costs and net
      realizable value adjustments.........................         1,710        1,483        1,483
     Net effect of change in deferred barter revenues and
      deferred barter costs................................           (35)         (51)          (4)
   Changes in assets and liabilities, net of effects of
     acquisitions and dispositions--
     Decrease in accounts receivable, net..................            43          206           22
     Decrease (increase) in prepaid expenses and other current
         assets............................................             8           17           (6)
     (Decrease) increase in accounts payable and accrued
         liabilities.......................................           (23)           8           28
     Increase (decrease) in deferred state taxes...........           512         (846)         ---
   Payments on program contracts payable...................        (1,373)      (1,438)      (1,669)
                                                                ---------    ---------   ----------
   Net cash flows from operating activities................         4,210       10,428        6,968
                                                                ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment...................          (235)        (151)        (955)
                                                                ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in due from parent...........................        (3,979)     (10,275)      (5,950)
                                                                ---------    ---------    ---------
NET (DECREASE) INCREASE IN CASH...........................             (4)           2           63
CASH, beginning of period..................................            11            7            9
                                                                ---------    ---------    ---------
CASH, end of  period.......................................     $       7    $       9           72
                                                                =========    =========    =========
SUPPLEMENTAL SCHEDULE OF INVESTING AND
   FINANCING ACTIVITIES:
   Subsidiary trust minority interest payments.............     $  23,250    $  23,250    $  23,250
                                                                =========    =========    =========
   Parent preferred stock dividend income..................     $  26,033    $  26,033    $  26,033
                                                                =========    =========    =========


     The accompanying notes are an integral part of these consolidated statements.

                           KDSM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of KDSM, Inc., Sinclair Capital (a subsidiary trust), and KDSM Licensee, Inc., which are collectively referred to hereafter as "the Company" or "KDSM". The Company is a television broadcaster serving the Des Moines, Iowa area through station KDSM on Channel 17. KDSM owns all the issued and outstanding common stock of KDSM Licensee, Inc. and all of the common trust interests of Sinclair Capital. All intercompany amounts are eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses in the financial statements and in the disclosures of contingent assets and liabilities. While actual results could differ from those estimates, management believes that actual results will not be materially different from amounts provided in the accompanying consolidated financial statements.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Unless otherwise stated, the financial instruments in the accompanying balance sheets approximate fair value.

PROGRAMMING

The Company has agreements with distributors for the rights to television programming over contract periods which generally run from one to seven years. Contract payments are made in installments over terms that are generally shorter than the contract period. Each contract is recorded as an asset and a liability when the license period begins and the program is available for its first showing. The portion of program contracts payable within one year is reflected as a current liability in the accompanying consolidated balance sheets.

The rights to program materials are reflected in the accompanying consolidated balance sheets at the lower of unamortized cost or estimated net realizable value. Estimated net realizable values are based upon management's expectation of future advertising revenues net of sales commissions to be generated by the program material. Amortization of program contract costs is generally computed using either a four year accelerated method or based on usage, whichever yields the greater amortization for each program. Program contract costs estimated by management to be amortized in the succeeding year are classified as current assets. Payments of program contract liabilities are typically paid on a scheduled basis and are not affected by adjustments for amortization or estimated net realizable value.

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

OTHER ASSETS

Other assets primarily consist of costs related to the issuance of the 11 5/8% High Yield Trust Offered Preferred Securities (the "HYTOPS" or the "Trust Preferred Securities") of Sinclair Capital, a subsidiary trust of the Company in March of 1997. These costs are being amortized on a straight line basis over a 12 year period which represents the date they are mandatorily redeemable.

ACQUIRED INTANGIBLE BROADCAST ASSETS

Acquired intangible broadcast assets are being amortized over periods of 15 to 40 years. These amounts result from the acquisition of the broadcast assets of KDSM-TV by Sinclair Broadcast Group, Inc. (Sinclair) from River City Broadcasting L.P. (RCB). The Company monitors and continually evaluates the realizability of intangible and tangible assets and the existence of any impairment to its recoverability based on the projected undiscounted cash flows of the respective stations. Management believes that the carrying amounts of the Company's tangible and intangible assets have not been impaired.

Intangible assets, at cost, as of December 31, 1999 and 2000, consisted of the following (in thousands):


                                                     AMORTIZATION
                                                       PERIOD              1999                2000
                                                       ------              ----                ----
     Goodwill.............................             40 years    $     26,777         $    26,938
     Decaying advertiser base.............             15 years           1,452               1,452
     FCC licenses.........................             25 years           4,966               4,966
     Network affiliations.................             25 years           1,683               1,682
                                                                   ------------       -------------
                                                                         34,878              35,038
     Less - Accumulated amortization......                               (3,533)             (4,583)
                                                                   ------------       --------------
                                                                   $     31,345         $    30,455
                                                                   =============      =============



ACCRUED LIABILITIES

Accrued liabilities consist of the following as of December 31, 1999 and 2000
(in thousands):

                                                                          1999                2000
                                                                          ----                ----
       Compensation.....................................             $      211         $      223
       Other............................................                    142                141
                                                                     ----------         ----------
                                                                     $      353         $      364
                                                                     ==========         ==========


REVENUES

Broadcasting revenues are derived principally from the sale of program time and spot announcements to local, regional, and national advertisers. Advertising revenue is recognized in the period during which the program time and spot announcements are broadcast.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior years' financial statements to conform with the current year presentation.

STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 133

In June, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In June 1999, the FASB issued Statement No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES -DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133. In June 2000, the FASB issued Statement 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, AN AMENDMENT OF FASB

STATEMENT NO. 133. Statement 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company estimates that SFAS 133 will have no effect on its financial statements.

2.   PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed under the straight-line method over the following estimated useful lives:


       Buildings and improvements.........................        10 - 35 years
       Station equipment..................................         5 - 10 years
       Office furniture and equipment.....................         5 - 10 years
       Leasehold improvements.............................        10 - 31 years
       Automotive equipment...............................          3 - 5 years


Property and equipment consisted of the following as of December 31, 1999 and 2000 (in thousands):


                                                                         1999              2000
                                                                         ----              ----
       Buildings and improvements........................           $     800            $  843
       Station equipment.................................               2,926             3,133
       Office furniture and equipment....................                 328               331
       Leasehold improvements............................                  34                34
       Automotive equipment..............................                  51                93
       Construction in progress..........................                 ---               661
                                                                    ---------            ------
                                                                        4,139             5,095
       Less - Accumulated depreciation...................              (1,326)           (1,745)
                                                                    ----------           ------
                                                                    $   2,813            $3,350
                                                                    ===========          ======


3.   PROGRAM CONTRACTS PAYABLE:

Future payments required under program contracts payable as of December 31, 2000 were as follows (in thousands):


       2001.......................................      $    1,659
       2002.......................................             636
       2003.......................................             311
       2004.......................................             162
       2005.......................................              12
                                                        -----------
                                                             2,780
       Less: Current portion......................          (1,659)
                                                        -----------
       Long-term portion of program contracts
        payable...................................      $    1,121
                                                        ===========


Included in the current portion amounts are payments due in arrears of $291,000. In addition, the Company has entered into non-cancelable commitments for future program rights aggregating $2.2 million as of December 31, 2000.

The Company has estimated the fair value of its program contract payables and non-cancelable commitments at approximately $2.8 million and $1.7 million, respectively, as of December 31, 1999, and $2.4 million and $1.8 million, respectively, at December 31, 2000, based on future cash flows discounted at the Company's current borrowing rate.

4.   RELATED PARTY TRANSACTIONS:

The financial statements of KDSM are included in the consolidated financial statements of Sinclair Broadcast Group, Inc. (Sinclair). Sinclair corporate expenses are allocated to KDSM and each of the Sinclair subsidiaries to cover the salaries and expenses of senior management. Total management fees and expenses, including allocated corporate expenses, for the years ended December 31, 1998, 1999, and 2000 were approximately $270,000, $258,000, and $292,000, respectively. Management believes these amounts approximate the charges which would have been incurred had the services been purchased from independent third parties. Sinclair also provides and receives short-term cash advances to and from the Company through a central cash management system. No interest is charged or received for these advances. The total amount due from Sinclair was approximately $16.9 million and $22.7 million as of December 31, 1999 and 2000, respectively.

5.   INCOME TAXES:

Sinclair files a consolidated federal income tax return and separate state tax returns for each of its subsidiaries. It is Sinclair's policy to charge KDSM for its federal income tax provision through intercompany charges, and KDSM is directly responsible for its current state tax liabilities. The accompanying financial statements have been prepared in accordance with the separate return method of FASB 109, whereby the allocation of federal tax provision due the Parent is based on what the subsidiary's current and deferred federal tax provision would have been had the subsidiary filed a federal income tax return outside its consolidated group. Given that KDSM is required to reimburse Sinclair for its federal tax provision, the federal income tax provision is recorded as an intercompany charge and included as a reduction of the due from Parent amount in the accompanying consolidated balance sheets as a current obligation. Accordingly, KDSM has no federal deferred income taxes. Since KDSM is directly responsible for its state taxes, all deferred tax assets or liabilities are related to state income taxes. The Company had no alternative minimum tax credit carryforwards as of December 31, 1999 and 2000.

The allocation of consolidated income taxes consists of the following for the years ended December 31, 1998, 1999 and 2000 (in thousands):


                                                                     1998              1999             2000
                                                                     ----              ----             ----
      Current:
        Federal...................................            $       2,205     $     (3,642)      $     ---

      Deferred:
        State.....................................                      512             (846)            ---
                                                              -------------     ------------       ---------
                                                              $       2,717     $     (4,488)      $     ---
                                                              =============     ============       =========


The following is a reconciliation of federal income taxes at the applicable statutory rate to the recorded provision:


                                                                   1998             1999            2000
                                                                   ----             ----            ----
Statutory federal income taxes.........................           35.0%            35.0%           35.0%
Adjustments-
   State income taxes..................................            7.9              7.9             7.9
   Non-deductible expense items........................            0.2              1.0             1.0
   Tax liability (benefit) related to dividends on
     Parent Preferred Stock (a)........................           35.6           (130.0)          (42.9)
   Other...............................................            0.1            (13.9)           (1.0)
                                                             ----------      -----------       ---------

Provision for income taxes.............................           78.8%          (100.0)%           0.0%
                                                            ===========     =============     ==========

---------------
(a) In March 1997, the Company issued the HYTOPS securities. In connection with this transaction, Sinclair Broadcast Group, Inc. (the "Parent") issued $206.2 million of Series C Preferred Stock (the "Parent Preferred Stock") to KDSM, Inc., a wholly owned subsidiary. Parent Preferred Stock dividends paid to KDSM, Inc. are considered taxable income for Federal tax purposes and not considered income for book purposes. Also for Federal tax purposes, KDSM, Inc. is allowed a tax deduction for dividends received on the Parent Preferred Stock in an amount equal to Parent Preferred Stock dividends received in each taxable year limited to the extent that the Parent's consolidated group has "earnings and profits." To the extent that dividends received by KDSM, Inc. are in excess of the Parent's consolidated group earnings and profits, KDSM will reduce its tax basis in the Parent Preferred Stock which gives rise to a deferred tax liability (to be recognized upon redemption). During the year ended December 31, 1998, the Parent did not generate "earnings and profits" in an amount greater than or equal to dividends paid on the Parent Preferred Stock. This resulted in a reduction in tax basis of the Parent's Series C Preferred Stock and generated a related deferred tax liability. During the years ended December 31, 1999 and 2000, the Parent generated "earnings and profits" and avoided a reduction in basis of its Parent Preferred Stock. Additionally, during 1999 the Company was able to realize certain benefits related to basis reductions recorded in prior years.

The following table summarizes the state tax effects of the significant types of temporary differences between financial reporting basis and tax basis as of the years ended December 31, 1999 and 2000 (in thousands):


                                                                      1999             2000
                                                                      ----             ----
     Net operating losses..............................            $    3,865     $   4,005
     Film amortization.................................                    34             3
     Fixed asset depreciation..........................                   (93)          (87)
     Intangible amortization...........................                  (361)         (469)
     Preferred stock deferred tax liability
       [see (a) above].................................                (3,462)       (3,462)
     Other.............................................                    17            10
                                                                    ----------     ---------
                                                                   $      ---     $     ---
                                                                    ==========     =========


The deferred state tax assets and liabilities represent the state tax benefits related to the temporary differences listed above. The estimated blended federal and state statutory rate was 41.9% for the years ended December 31, 1999 and 2000.

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

OPERATING LEASES

The Company leases certain property and equipment under non-cancelable operating lease agreements. Rental expense charged to income for the years ended December 31, 1998, 1999, and 2000 was approximately $31,000, $23,000, and $12,000, respectively. Future minimum payments under the leases are as follows (in thousands):


       2001...................................     $   12
       2002...................................         12
       2003...................................         12
       2004...................................         12
       2005...................................         12
       2006 and thereafter....................        302
                                                   -------
                                                   $  362
                                                   -------
                                                   -------

8. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY KDSM SENIOR DEBENTURES:

In March 1997, the Company completed a private placement of $200 million aggregate liquidation value of HYTOPS. The Trust Preferred Securities were issued March 12, 1997, mature March 15, 2009, are mandatorily redeemable at maturity and provide for quarterly distributions to be paid in arrears beginning June 15, 1997. The Trust Preferred Securities were sold to "qualified institutional buyers" (as defined in Rule 144A under the Securities Act of 1933, as amended) and a limited number of institutional "accredited investors" and the offering was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section #4(2) of the Securities Act and Rule 144A thereunder. The Company utilized the proceeds of the private placement combined with other capital contributions to acquire $206.2 million of 12 5/8% Series C Preferred Stock (the "Parent Preferred Securities") of Sinclair.

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

9.   PARENT PREFERRED SECURITIES:

In March 1997, the Company utilized the proceeds of the Trust Preferred Securities combined with other capital contributions to acquire $206.2 million of 12 5/8% Parent Preferred Securities issued by Sinclair. The Parent Preferred Securities were issued March 12, 1997, mature March 15, 2009, are mandatorily redeemable at maturity, and provide for quarterly distributions to be paid in arrears beginning June 15, 1997.

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

The Company intends to hold the New Parent Preferred securities until maturity. In accordance with management's intentions, these investments are carried at cost. Any permanent impairment to the investment will result in a write-down of the investment at the time of the impairment.

10.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED, IN THOUSANDS):


                                                                          QUARTER ENDED
                                              --------------------------------------------------------------------
                                                 MARCH 31,         JUNE 30,       SEPTEMBER 30,      DECEMBER 31,
                                                   1999              1999              1999              1999
                                                   ----              ----              ----              ----
Total revenues...................              $    2,314       $   2,095          $    1,998       $    2,595
Operating income.................                     195             399                 113              328
Net income.......................                     396             613                 689            7,279
Basic and diluted net income
  per common share...............                   3,960           6,130               6,890           72,790



                                                                          QUARTER ENDED
                                              ----------------------------------------------------------------------
                                                 MARCH 31,         JUNE 30,       SEPTEMBER 30,      DECEMBER 31,
                                                   2000              2000              2000              2000
                                                   ----              ----              ----              ----
Total revenues...................              $    2,401       $   2,366          $    2,247       $    2,524
Operating income.................                      20             425                 283              315
Net income.......................                     867           1,269               1,413            1,456
Basic and diluted net income
  per common share...............                   8,670          12,690              14,130           14,560


11.  SUBSEQUENT EVENT:

During the first quarter of 2001, Sinclair offered a voluntary early retirement program to its eligible employees and implemented a restructuring program to reduce overhead costs. As a result of these initiatives, KDSM reduced its staff by 3 employees and expects to incur a special charge during the first quarter of 2001 of approximately $18,300.

                           KDSM, INC. AND SUBSIDIARIES

                               INDEX TO SCHEDULES


Report of Independent Public Accountants.........................       S-2
Schedule II - Valuation and Qualifying Accounts..................       S-3


All schedules except those listed above are omitted as not applicable or not required or the required information is included in the consolidated financial statements or in the notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of
Sinclair Broadcast Group, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated balance sheets, statements of operations, changes in stockholder's equity and cash flows of KDSM, Inc. and Subsidiaries included in this Form 10-K and have issued our report thereon dated March 2, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                            ARTHUR ANDERSEN LLP

Baltimore, Maryland,
March 2, 2001

                                                                     SCHEDULE II


                           KDSM, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)




                                                  BALANCE AT    CHARGED TO                   BALANCE
                                                  BEGINNING     COSTS AND                   AT END OF
                  DESCRIPTION                     OF PERIOD      EXPENSES    DEDUCTIONS      PERIOD
                  -----------                     ---------      --------    ----------      ------
1998
   Allowance for doubtful accounts......              $30           $13          $10           $33
1999
   Allowance for doubtful accounts......               33            25           39            19
2000
   Allowance for doubtful accounts......               19            51           49            21
