Form 10-Q
period 2001-03-31
KDSM INC
filed 2001-05-15
CIK 1039583

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         [X]      SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

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

                           ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

As of May 11, 2001, there were 100 shares of Common Stock, $.01 par value of KDSM, Inc., issued and outstanding and 2,000,000 shares of $200 million aggregate liquidation value of 11 5/8% High Yield Trust Offered Preferred Securities of Sinclair Capital, a subsidiary trust of KDSM, Inc., issued and outstanding.

                           KDSM, INC. AND SUBSIDIARIES


                                    Form 10-Q
                      For the Quarter Ended March 31, 2001

                                TABLE OF CONTENTS

                                                                                                          PAGE
PART I. FINANCIAL INFORMATION

    Item 1.     Consolidated Financial Statements

        Consolidated Balance Sheets as of March 31, 2001 and
               December 31, 2000........................................................................     4

        Consolidated Statements of Operations for the Three Months
               Ended March 31, 2001 and 2000............................................................     5

        Consolidated Statement of Stockholder's Equity for the Three Months
               Ended March 31, 2001....................................................................      6

        Consolidated Statements of Cash Flows for the Three Months
               Ended March 31, 2001 and 2000............................................................     7

        Notes to Unaudited Consolidated Financial Statements............................................     8

    Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations.....................................................     9

    Item 3.    Quantitative and Qualitative Disclosure About Market Risk................................    12

PART II.  OTHER INFORMATION

    Item 6.    Exhibits and Reports on Form 8-K.........................................................    12

        Signature.......................................................................................    13

                           KDSM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                             MARCH 31,        DECEMBER 31,
                                                                                                2001              2000
                                                                                          ---------------   ---------------
                                                                                            (UNAUDITED)
                                         ASSETS
CURRENT ASSETS:
    Cash............................................................................      $           40    $           72
    Accounts receivable, net of allowance for doubtful accounts.....................               1,590             1,879
    Dividends receivable from parent................................................               1,085             1,085
    Current portion of program contract costs.......................................                 862               937
    Prepaid expenses and other current assets.......................................                  28                14
    Deferred barter costs ..........................................................                  40                38
                                                                                          --------------    --------------
           Total current assets.....................................................               3,645             4,025
PROPERTY AND EQUIPMENT, net.........................................................               3,973             3,350
PROGRAM CONTRACT COSTS, less current portion........................................               1,025               706
INVESTMENT IN PARENT PREFERRED SECURITIES...........................................             206,200           206,200
DUE FROM PARENT ....................................................................              23,579            22,717
OTHER ASSETS                                                                                       5,092             5,252
ACQUIRED INTANGIBLE BROADCASTING ASSETS, net........................................              30,196            30,455
                                                                                          --------------    --------------
           Total Assets ............................................................      $      273,710    $      272,705
                                                                                          ==============    ==============

                          LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
    Accounts payable................................................................      $          182    $           75
    Accrued liabilities.............................................................                 353               364
    Current portion of program contracts payable....................................               1,359             1,659
    Deferred barter revenues........................................................                  57                57
    Subsidiary trust minority interest expense payable..............................                 969               969
                                                                                          --------------    --------------
           Total current liabilities................................................               2,920             3,124
PROGRAM CONTRACTS PAYABLE...........................................................               1,565             1,121
                                                                                          --------------    --------------
           Total liabilities........................................................               4,485             4,245
                                                                                          --------------    --------------
COMMITMENTS AND CONTINGENCIES
COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY
    TRUST HOLDING SOLELY KDSM SENIOR DEBENTURES ....................................             200,000           200,000
                                                                                          --------------    --------------
STOCKHOLDER'S EQUITY:
    Common stock, $.01 par value, 1,000 shares authorized
        and 100 shares issued and outstanding.......................................                 ---               ---
    Additional paid-in capital......................................................              51,149            51,149
    Retained earnings...............................................................              18,076            17,311
                                                                                          --------------    --------------
           Total stockholder's equity...............................................              69,225            68,460
                                                                                          --------------    --------------
           Total Liabilities and Stockholder's Equity...............................      $      273,710    $      272,705
                                                                                          ==============    ==============


                    The accompanying notes are an integral part of these unaudited consolidated statements.

                           KDSM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                  2001            2000
                                                                           --------------------------------
REVENUES:
    Station broadcast revenues, net of agency commissions...............   $       2,006    $       2,258
    Revenues realized from station barter arrangements..................             151              143
                                                                           -------------    -------------

           Total revenues...............................................           2,157            2,401
                                                                           -------------    -------------

OPERATING EXPENSES:
    Program and production..............................................             433              430
    Selling, general and administrative.................................             725              752
    Expenses realized from station barter arrangements..................             128              111
    Amortization of program contract costs and net
        realizable value adjustments....................................             531              552
    Depreciation and amortization of property and equipment.............             107              103
    Amortization of acquired intangible broadcasting assets
        and other assets................................................             419              433
                                                                           -------------    -------------

           Total operating expenses.....................................           2,343            2,381
                                                                           -------------    -------------

           Broadcast operating income (loss)............................            (186)              20
                                                                           --------------   -------------

OTHER INCOME (EXPENSE):
    Dividend and interest income........................................           6,763            6,659
    Subsidiary trust minority interest expense..........................          (5,812)          (5,812)
PROVISION FOR INCOME TAXES..............................................             ---              ---
                                                                           -------------    -------------

NET INCOME .............................................................   $         765    $         867
                                                                           =============    =============

                     The accompanying notes are an integral part of these unaudited consolidated statements.

                           KDSM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                           (IN THOUSANDS) (UNAUDITED)


                                                              ADDITIONAL                          TOTAL
                                                 COMMON         PAID-IN       RETAINED       STOCKHOLDER'S
                                                  STOCK         CAPITAL       EARNINGS           EQUITY
                                              -----------    ------------  -------------     -------------
BALANCE, December 31, 2000 .............      $      ---     $    51,149   $     17,311      $     68,460
    Net income..........................             ---             ---            765               765
                                              -----------    ------------  -------------     -------------

BALANCE, March 31, 2001.................      $      ---     $    51,149    $    18,076      $     69,225
                                              ===========    ============  =============     =============


         The accompanying notes are an integral part of this unaudited consolidated statement.

                           KDSM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS) (UNAUDITED)


                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                   2001           2000
                                                                           -------------------------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income.....................................................     $        765              867
       Adjustments to reconcile net income to net cash flows from operating activities -
         Depreciation and amortization of property and equipment......              107              103
         Amortization of acquired intangible broadcasting assets and
           other assets...............................................              419              433
         Amortization of program contract costs and net realizable
           value adjustments..........................................              531              552
       Changes in assets and liabilities, net of effects of acquisitions and dispositions-
         Decrease in accounts receivable, net.........................              289              236
         Increase  in prepaid expenses and other current assets.......             (14)              (7)
         Increase in accounts payable and accrued liabilities.........               96               30
         Net effect of change in deferred barter revenues and deferred
           barter costs...............................................              (2)              (2)
       Payments on program contracts payable..........................            (631)            (618)
                                                                           ------------       ----------
       Net cash flows from operating activities.......................            1,560            1,594
                                                                           ------------       ----------
   CASH FLOWS USED IN INVESTING ACTIVITIES:
       Acquisition of property and equipment..........................            (708)             (15)
                                                                           ------------       ----------
   CASH FLOWS USED IN FINANCING ACTIVITIES:
       Net change in due from parent..................................            (884)           1,580)
                                                                           ------------       ----------
   NET DECREASE IN CASH AND CASH EQUIVALENTS..........................             (32)              (1)
   CASH AND CASH EQUIVALENTS, beginning of period.....................               72                9
                                                                           ------------       ----------
   CASH AND CASH EQUIVALENTS, end of period...........................     $         40       $        8
                                                                           ============       ==========

   SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
       AND FINANCING ACTIVITIES:
       Parent preferred stock dividends...............................     $      6,508       $    6,508
                                                                           ============       ==========
       Subsidiary trust minority interest payments....................     $      5,812       $    5,812
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

INTERIM FINANCIAL STATEMENTS

The consolidated financial statements for the three months ended March 31, 2001 and March 31, 2000 are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, and cash flows for these periods.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financial statements do not include all disclosures normally included with audited consolidated financial statements, and, accordingly, should be read in conjunction with the financial statements and notes thereto as of December 31, 1999 and December 31, 2000 and for the years then ended. The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

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

5. INCOME TAXES:

For the three months ended March 31, 2001 and 2000, Sinclair had sufficient earnings and profits from prior years to allow the Company to utilize its dividends received deduction associated with the HYTOPS. As a result, no income tax provision was required for the three months ended March 31, 2001 and 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements of KDSM, Inc. and related notes included elsewhere in this quarterly report and the audited financial statements and Management's Discussion and Analysis contained in our Form 10-K, for the fiscal year ended December 31, 2000.

This report includes or incorporates forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about us, including, among other things:

         o        the impact of changes in national and regional economies,
         o        our ability to service our outstanding debt,
         o        pricing fluctuations in local and national advertising,
         o        volatility in programming costs, and
         o        the effects of governmental regulation of broadcasting.

Other matters set forth in this report including the risk factors set forth in Sinclair Broadcast Group, Inc.'s Form 10-K filed with the Securities and Exchange Commission on March 30, 2001, may also cause actual results in the future to differ materially from those described in the forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

The following table sets forth certain operating data for three months ended March 31, 2001 and 2000:

OPERATING DATA (dollars in thousands):

                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                             2001             2000
                                                                             ----             ----
Net broadcast revenues (a)........................................       $       2,006    $       2,258
Barter revenues...................................................                 151              143
                                                                         -------------    -------------
Total revenues....................................................               2,157            2,401
                                                                         -------------    -------------
Operating costs (b)...............................................               1,158            1,182
Expenses from barter arrangements.................................                 128              111
Depreciation and amortization (c).................................               1,057            1,088
                                                                         -------------    -------------
Broadcast operating income (loss).................................                (186)              20
Dividend and interest income (d)..................................               6,763            6,659
Subsidiary trust minority interest expense (e)....................              (5,812)          (5,812)
                                                                         --------------   --------------
Net income........................................................       $         765    $         867
                                                                         =============    =============

OTHER DATA:
    Broadcast cash flow (BCF) (f).................................       $         310    $         573
    BCF margin (g)................................................               15.5%           25.4%
    Adjusted EBITDA (h)...........................................       $         246    $         496
    Adjusted EBITDA margin (g)....................................               12.3%           22.0%
    Program contract payments.....................................       $         631    $         618
    Corporate management fees.....................................                  64               77

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

RESULTS OF OPERATIONS
---------------------
THREE MONTHS ENDED MARCH 31, 2001 AND 2000

Net broadcast revenues decreased to $2.0 million for the three months ended March 31, 2001 from $2.3 million for the three months ended March 31, 2000, or 13.0%. The decrease in net broadcast revenues for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000, resulted from a decrease in national revenues of $308,000 which was primarily related to the soft advertising market across most revenue categories for the three months ended March 31, 2001 offset by a slight increase in local revenue.

Operating costs remained consistent at $1.2 million for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000.

Depreciation and amortization remained consistent at $1.1 million for the three months ended March 31, 2001 as compared to for the three months ended March 31, 2000.

Broadcast operating loss was $186,000 for the three months ended March 31, 2001 compared to broadcast operating income of $20,000 for the three months ended March 31, 2000. The decrease in broadcast operating income for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 was primarily attributable to the decrease in net broadcast revenues mentioned above.

No income tax provision was recorded for the three months ended March 31, 2001 and 2000 because of Sinclair's ability to use its dividends received deduction associated with the HYTOPS. The Company's effective tax rate for the three months ended March 31, 2001 and 2000 was zero.

Net income decreased to $765,000 for the three months ended March 31, 2001 from $867,000 for the three months ended March 31, 2000. The decrease for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 primarily resulted from the decrease in net broadcast revenues.

Broadcast cash flow decreased to $310,000 for the three months ended March 31, 2001 from $573,000 for the three months ended March 31, 2000, or 45.9%. The decrease in broadcast cash flow for the three months ended March

31, 2001 as compared to the three months ended March 31, 2000 primarily resulted from a decrease in net broadcast revenues. For the reasons noted above, our broadcast cash flow margin decreased to 15.5% for the three months ended March 31, 2001 from 25.4% for the three months ended March 31, 2000.

Adjusted EBITDA decreased to $246,000 for the three months ended March 31, 2001 from $496,000 for the three months ended March 31, 2000, or 50.4%. The decrease in adjusted EBITDA for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 resulted from the decrease in net broadcast revenues. For reasons noted above, our adjusted EBITDA margin decreased to 12.3% for the three months ended March 31, 2001 from 22.0% for the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, we had cash balances of approximately $40,000 and working capital of approximately $725,000. Our primary source of liquidity is cash from operations which management believes to be sufficient to meet operating cash requirements. Cash requirements or excess cash from operations are funded by or deposited into Sinclair's centralized banking system utilized by all of its wholly owned subsidiaries.

We anticipate capital expenditures in the coming year to exceed historical capital expenditures, which were approximately $955,000 in 2000. The increase is due to $2.2 million in planned digital television expenditures for 2001. If we are required to make capital expenditures to keep up with emerging technologies, management believes we will be able to fund such expenditures from cash flow and from the proceeds of indebtedness or financing that is allowed to be incurred or obtained under our senior debenture (provided that our debt to Adjusted EBITDA ratio is 4 to 1 or less) or from capital contributions from Sinclair to the extent permitted under Sinclair's debt instruments. Under these instruments, Sinclair would currently be able to make capital contributions to us in an amount sufficient to cover such costs if it chose to do so.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    NOT APPLICABLE

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    NONE.


(b) REPORTS ON FORM 8-K

    NONE.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 15th day of May.



                                      KDSM, INC.


                                      by:      /s/  DAVID B. AMY
                                               -----------------
                                               David B. Amy
                                               Principal Accounting Officer