Form 10-Q
period 2001-06-30
KDSM INC
filed 2001-08-13
CIK 1039583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001
☒

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________.

Commission File Number :  333-26427-01

KDSM, INC.
(Exact name of Registrant as specified in its charter)

Maryland	52-1975792
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10706 Beaver Dam Road
Cockeysville, Maryland 21093
(Address of principal executive offices)

(410)  568-1500
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year-if changed since last report)

SINCLAIR CAPITAL
(Exact name of Registrant as specified in its charter)

Delaware	52-2026076
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10706 Beaver Dam Road
Cockeysville, Maryland 21093
(Address of principal executive offices)

(410)  568-1500
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year-if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

As of August 8, 2001,  there were 100 shares of Common Stock, $0.01 par value of KDSM, Inc., issued and outstanding and 2,000,000 shares of $200 million aggregate liquidation value of 11 5/8% High Yield Trust Offered Preferred Securities of Sinclair Capital, a subsidiary trust of KDSM, Inc., issued and outstanding.

The registrants each meet the conditions for reduced disclosure set forth in General Instruction H (1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

KDSM, INC. AND SUBSIDIARIES

Form 10-Q
For the Quarter Ended June 30, 2001

KDSM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2001		December 31, 2000

ASSETS	(Unaudited	)
CURRENT ASSETS:
Cash	$7		$72
Accounts receivable, net of allowance for doubtful accounts	1,441		1,879
Dividends receivable from parent	1,085		1,085
Current portion of program contract costs	836		937
Prepaid expenses and other current assets	17		14
Deferred barter costs	75		38

Total current assets	3,461		4,025
PROPERTY AND EQUIPMENT, net	3,962		3,350
PROGRAM CONTRACT COSTS, less current portion	862		706
INVESTMENT IN PARENT PREFERRED SECURITIES	206,200		206,200
DUE FROM PARENT	24,849		22,717
OTHER ASSETS	4,932		5,252
ACQUIRED INTANGIBLE BROADCASTING ASSETS, net	29,937		30,455

Total Assets	$274,203		$272,705

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$26		$75
Accrued liabilities	390		364
Current portion of program contracts payable	1,114		1,659
Deferred barter revenues	111		57
Subsidiary trust minority interest expense payable	969		969

Total current liabilities	2,610		3,124
PROGRAM CONTRACTS PAYABLE	1,405		1,121

Total liabilities	4,015		4,245

COMMITMENTS AND CONTINGENCIES
COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY KDSM SENIOR DEBENTURES	200,000		200,000

STOCKHOLDER’S EQUITY:
Common stock, $0.01 par value, 1,000 shares authorized and 100 shares issued and outstanding	–		–
Additional paid-in capital	51,149		51,149
Retained earnings	19,039		17,311

Total stockholder’s equity	70,188		68,460

Total Liabilities and Stockholders’ Equity	$274,203		$272,705

The accompanying notes are an integral part of these unaudited consolidated statements.

KDSM, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

REVENUES:
Station broadcast revenues, net of agency commissions	$1,962	$2,165	$3,967	$4,423
Revenues realized from station barter arrangements	121	201	272	344

Total revenues	2,083	2,366	4,239	4,767

OPERATING EXPENSES:
Program and production	474	363	908	793
Selling, general and administrative	724	692	1,447	1,444
Expenses realized from station barter arrangements	113	182	241	293
Amortization of program contract costs and net realizable value adjustments	256	182	787	734
Depreciation of property and equipment	109	103	216	206
Amortization of acquired intangible broadcasting assets and other assets	419	419	838	852

Total operating expenses	2,095	1,941	4,437	4,322

Broadcast operating income	(12)	425	(198)	445

OTHER INCOME (EXPENSE):
Dividend and interest income	6,788	6,657	13,551	13,316
Subsidiary trust minority interest expense	(5,813)	(5,813)	(11,625)	(11,625)

Income before allocation of consolidated federal and state income taxes	963	1,269	1,728	2,136

NET INCOME	$963	$1,269	$1,728	$2,136

The accompanying notes are an integral part of these unaudited consolidated statements.

KDSM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2001
(in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholder’s Equity

BALANCE, December 31, 2000	$–	$51,149	$17,311	$68,460
Net income	–	–	1,728	1,728

BALANCE, June 30, 2001	$–	$51,149	$19,039	$70,188

The accompanying notes are an integral part of this unaudited consolidated statement.

KDSM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Six Months Ended June 30,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,728	$2,136
Adjustments to reconcile net income to net cash flows from operating activities -
Depreciation of property and equipment	216	206
Amortization of acquired intangible broadcasting assets and other assets	838	852
Amortization of program contract costs and net realizable value adjustments	787	734
Changes in assets and liabilities, net of effects of acquisitions and dispositions-
Decrease in accounts receivable, net	438	240
Increase in prepaid expenses and other current assets	(3)	(5)
Decrease in accounts payable and accrued liabilities	(23)	(54)
Net effect of change in deferred barter revenues and deferred barter costs	17	(4)
Payments on program contracts payable	(1,103)	(1,070)

Net cash flows from operating activities	2,895	3,035

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(805)	(239)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in due from parent	(2,155)	(2,801)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(65)	(5)
CASH AND CASH EQUIVALENTS, beginning of period	72	9

CASH AND CASH EQUIVALENTS, end of period	$7	$4

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Parent preferred stock dividends	$13,016	$13,016

Subsidiary trust minority interest payments	$11,625	$11,625

The accompanying notes are an integral part of these unaudited consolidated statements.

KDSM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying consolidated financial statements include the accounts of KDSM, Inc., Sinclair Capital (a subsidiary trust), and KDSM Licensee Inc., which are collectively referred to hereafter as the “Company” or “KDSM”.  KDSM is a television broadcaster serving the Des Moines, Iowa area through station KDSM on Channel 17, a Fox affiliate.  KDSM, Inc. is a wholly owned subsidiary of Sinclair Broadcast Group, Inc. (“Sinclair”).  In addition, KDSM, Inc. owns all of the issued and outstanding common stock of KDSM Licensee, Inc. and all of the common trust interests of Sinclair Capital.  All intercompany amounts are eliminated in consolidation.

Interim Financial Statements

The consolidated financial statements for the six months ended June 30, 2001 and 2000 are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, and cash flows for these periods.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financial statements do not include all disclosures normally included with audited consolidated financial statements, and, accordingly, should be read in conjunction with the financial statements and notes thereto as of  December 31, 2000 and for the year then ended.  The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

New Accounting Pronouncement

In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001.  SFAS No. 142 requires companies to cease amortizing goodwill and certain other intangible assets including broadcast licenses that existed at June 30, 2001.  The amortization of existing goodwill will cease on December 31, 2001.  Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized.  SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.  The adoption of SFAS No. 142 will result in the Company’s discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on the Company’s future results of operations if an impairment occurs.  During the six months ended June 30, 2001, the Company incurred goodwill amortization expense of $337,000.  During the six months ended June 30, 2001, the Company incurred amortization expense related to its broadcast license of $99,000.

2.          CONTINGENCIES AND OTHER COMMITMENTS:

Lawsuits and claims are filed against the Company from time to time in the ordinary course of business.  These actions are in various preliminary stages, and no judgments or decisions have been rendered by hearing boards or courts.  Management, after reviewing developments to date with legal counsel, is of the opinion that the outcome of such matters will not have a material adverse effect on the Company’s financial position or results of operations.

3.          COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF TRUST:

In March 1997, the Company completed an offering of $200 million aggregate liquidation value of 11 5/8% High Yield Trust Offered Preferred Securities (the “HYTOPS”) of Sinclair Capital, a subsidiary trust of the Company.  The HYTOPS were issued March 12, 1997, mature March 15, 2009, are mandatorily redeemable at maturity, and provide for quarterly distributions to be paid in arrears beginning June 15, 1997.  The Company utilized the proceeds of the offering combined with other capital contributions to acquire $206.2 million of 12 5/8% Series C Preferred Stock (the “Sinclair Preferred Securities”) of Sinclair.

4.          PARENT PREFERRED SECURITIES:

In March 1997, the Company utilized the proceeds of the HYTOPS combined with other capital contributions to acquire $206.2 million of 12 5/8% Sinclair Preferred Securities, issued by Sinclair.  The Sinclair Preferred Securities were issued March 12, 1997, mature March 15, 2009, are mandatorily redeemable at maturity, and provide for quarterly distributions to be paid in arrears beginning June 15, 1997.

5.          INCOME TAXES:

For the three and six months ended June 30, 2001 and 2000, Sinclair had sufficient earnings and profits from prior years to allow the Company to utilize most or all of its dividends received deduction associated with the HYTOPS.  As a result, no income tax provision was required for the three and six months ended June 30, 2001 and 2000.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements of KDSM, Inc. and related notes included elsewhere in this quarterly report and the audited financial statements and Management’s Discussion and Analysis contained in our Form 10-K, for the fiscal year ended December 31, 2000.

This report includes or incorporates forward-looking statements.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to risks, uncertainties and assumptions about us, including, among other things:

•	the impact of changes in national and regional economies,
•	our ability to service our outstanding debt,
•	pricing fluctuations in local and national advertising,
•	volatility in programming costs, and
•	the effects of governmental regulation of broadcasting.

Other matters set forth in this report including the risk factors set forth in Sinclair Broadcast Group, Inc.’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2001, may also cause actual results in the future to differ materially from those described in the forward-looking statements.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

The following table sets forth certain operating data for the three and six months ended June 30, 2001 and 2000:

OPERATING DATA (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Net broadcast revenues (a)	$1,962	$2,165	$3,967	$4,423
Barter revenues	121	201	272	344

Total revenues	2,083	2,366	4,239	4,767

Operating costs (b)	1,198	1,055	2,355	2,237
Expenses from barter arrangements	113	182	241	293
Depreciation and amortization (c)	784	704	1,841	1,792

Broadcast operating income (loss)	(12)	425	(198)	445
Dividend and interest income (d)	6,788	6,657	13,551	13,316
Subsidiary trust minority interest expense (e)	(5,813)	(5,813)	(11,625)	(11,625)

Net income before income taxes	963	1,269	1,728	2,136
Income taxes	–	–	–	–

Net income	$963	$1,269	$1,728	$2,136

OTHER DATA:
Broadcast cash flow (BCF) (f)	$380	$765	$690	$1,337
BCF margin (g)	19.4%	35.3%	17.4%	30.2%
Adjusted EBITDA (h)	$304	$684	$550	$1,179
Adjusted EBITDA margin (g)	15.5%	31.6%	13.9%	26.7%
Program contract payments	$472	$451	$1,103	$1,070
Corporate management fees	76	81	140	158

a)	“Net broadcast revenue” is defined as broadcast revenue net of agency commissions.
b)	“Operating costs” include programming and production expenses, selling, general and administrative expenses and stock based compensation.

c)	Depreciation and amortization includes amortization of program contract costs and net realizable value adjustments, depreciation and amortization of property and equipment, and amortization of acquired intangible broadcasting assets and other assets including amortization of deferred financing costs and costs related to excess syndicated programming.

d)	Dividend and interest income primarily results from dividends on the Parent Preferred Securities.
e)	Subsidiary trust minority interest expense represents distributions on the HYTOPS.
f)	“Broadcast cash flow” is defined as broadcast operating income plus corporate overhead expense, depreciation and amortization (including film amortization and excess syndicated programming), less cash payments for program rights. Cash program payments represent cash payments made for current programs payable and do not necessarily correspond to program usage. We have presented broadcast cash flow data, which we believe is comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies. However, broadcast cash flow does not purport to represent cash provided by operating activities as reflected in our consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

g)	“Broadcast cash flow margin” is defined as broadcast cash flow divided by net broadcast revenues. “Adjusted EBITDA margin” is defined as Adjusted EBITDA divided by net broadcast revenues.
h)	“Adjusted EBITDA” is defined as broadcast cash flow less corporate expenses and is a commonly used measure of performance for broadcast companies. Adjusted EBITDA does not purport to represent cash provided by operating activities as reflected in our consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

Net broadcast revenues decreased to $4.0 million for the six months ended June 30, 2001 from $4.4 million for the six months ended June 30, 2000, or 9.1%.  The decrease in net broadcast revenues for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 resulted from a decrease in national revenues of $581,000 which was primarily related to the soft advertising market across most revenue categories offset by an increase in local revenue of $108,000.

Operating costs increased to $2.4 million for the six months ended June 30, 2001 from $2.2 million for the six months ended June 30, 2000, or 9.1%. The increase in operating costs for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 was primarily related to the Company’s commencement of its shared news programming with KGAN, a Sinclair station in Cedar Rapids, IA, that began in early March 2001 of $155,000.

Depreciation and amortization remained consistent at $1.8 million for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001.  SFAS No. 142 requires companies to cease amortizing goodwill and certain other intangible assets including broadcast licenses that existed at June 30, 2001.  The amortization of existing goodwill will cease on December 31, 2001.  Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized.  SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below our carrying value.  The adoption of SFAS No. 142 will result in our discontinuation of amortization of its goodwill; however, we will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on our future results of operations if an impairment occurs.  During the six months ended June 30, 2001, we incurred goodwill amortization expense of $337,000.  During the six months ended June 30, 2001, we incurred amortization expense related to our broadcast license of $99,000.

Broadcast operating loss for the six months ended June 30, 2001 was $198,000 compared to broadcast operating income of $445,000 for the six months ended June 30, 2000.  The decrease in broadcast operating income for the six months ended June 30, 2001 was primarily attributable to the soft advertising market noted above.

No income tax provision was recorded for the three and six months ended June 30, 2001 and 2000 because of Sinclair’s ability to use most or all of its dividends received deduction associated with the HYTOPS.  The Company’s effective tax rate for the three and six months ended June 30, 2001 and 2000 was zero.

Net income decreased to $1.7 million for the six months ended June 30, 2001 from $2.1 million for the six months ended June 30, 2000. The decrease in net income for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 primarily resulted from the soft advertising market noted above.

Broadcast cash flow decreased to $690,000 for the six months ended June 30, 2001 from $1.3 million for the six months ended June 30, 2000, or 48.4%.  The decrease in broadcast cash flow for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 primarily resulted from the soft advertising market noted above.  For the reasons noted above, our broadcast cash flow margin decreased to 17.4% for the six months ended June 30, 2001 from 30.2% for the six months ended June 30, 2000.

Adjusted EBITDA decreased to $550,000 for the six months ended June 30, 2001 from $1.2 million for the six months ended June 30, 2000, or 53.4%.  The decrease in adjusted EBITDA for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 resulted from the circumstances affecting the broadcast cash flow as noted above.  For reasons noted above, our adjusted EBITDA margin decreased to 13.9% for the six months ended June 30, 2001 from 26.7% for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, we had cash balances of approximately $7,000 and working capital of approximately $851,000.  Our primary source of liquidity is cash from operations which management believes to be sufficient to meet operating cash requirements. Cash requirements or excess cash from operations are funded by or deposited into Sinclair’s centralized banking system utilized by all of its wholly owned subsidiaries.

We anticipate capital expenditures in the coming year to exceed historical capital expenditures, which were approximately $955,000 in 2000.  The increase is due to $2.4 million in planned digital television expenditures for 2001.  If we are required to make capital expenditures to keep up with emerging technologies, management believes we will be able to fund such expenditures from cash flow and from the proceeds of indebtedness or financing that is allowed to be incurred or obtained under our senior debenture (provided that our debt to Adjusted EBITDA ratio is 4 to 1 or less) or from capital contributions from Sinclair to the extent permitted under Sinclair’s debt instruments.  Under these instruments, Sinclair would currently be able to make capital contributions to us in an amount sufficient to cover such costs if it chose to do so.

AFFILIATION AGREEMENT

On August 21, 1996,  Sinclair  entered into an agreement  with Fox (the Fox agreement) which, among other things, provides that the affiliation  agreement between Fox and KDSM would be amended to have a new five-year term commencing on the date of the Fox  agreement and ending on August 21, 2001.  Fox had, but did not exercise, an  option to extend  the  affiliation agreement  for an additional five-year term.  Although we are not currently negotiating with Fox to secure a long-term affiliation agreement for KDSM, we do not believe that Fox has any current plans to terminate the affiliation of KDSM.  The existing Fox agreement  also  includes  provisions  limiting  the ability of KDSM to preempt Fox programming  except where it has existing  programming  conflicts or where KDSM  preempts to serve a public  purpose.  Fox produces  and  distributes programming  in  exchange  for  KDSM’s  commitment  to air  the  programming  at specified times and for commercial announcement time during the programming.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

  Not applicable.

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

None.

(b)	Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 13th day of August, 2001.

KDSM, INC.

by:	/s/ David B. Amy

David B. Amy Principal Accounting Officer