Form 10-Q
period 2001-09-30
KDSM INC
filed 2001-11-13
CIK 1039583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

As of November 9, 2001, there were 100 shares of Common Stock, $0.01 par value of KDSM, Inc., issued and outstanding and 2,000,000 shares of $200 million aggregate liquidation value of 11 5/8% High Yield Trust Offered Preferred Securities of Sinclair Capital, a subsidiary trust of KDSM, Inc., issued and outstanding.

The registrants each meet the conditions for reduced disclosure set forth in General Instruction H (1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

KDSM, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended September 30, 2001

KDSM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2001	December 31, 2000
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash	$17	$72
Accounts receivable, net of allowance for doubtful accounts	1,340	1,879
Dividends receivable from parent	1,085	1,085
Current portion of program contract costs	1,592	937
Prepaid expenses and other current assets	22	14
Deferred barter costs	56	38
Total current assets	4,112	4,025
PROPERTY AND EQUIPMENT, net	6,562	3,350
PROGRAM CONTRACT COSTS, less current portion	1,183	706
INVESTMENT IN PARENT PREFERRED SECURITIES	206,200	206,200
DUE FROM PARENT	25,779	22,717
OTHER ASSETS	4,772	5,252
ACQUIRED INTANGIBLE BROADCASTING ASSETS, net	29,678	30,455
Total Assets	$278,286	$272,705
LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$64	$75
Accrued liabilities	358	364
Current portion of program contracts payable	1,723	1,659
Deferred barter revenues	111	57
Subsidiary trust minority interest expense payable	969	969
Total current liabilities	3,225	3,124
CAPITAL LEASES	2,116	–
PROGRAM CONTRACTS PAYABLE	1,967	1,121
OTHER LONG-TERM LIABILITIES	29	–
Total liabilities	7,337	4,245
COMMITMENTS AND CONTINGENCIES
COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY KDSM SENIOR DEBENTURES	200,000	200,000
STOCKHOLDER’S EQUITY:
Common stock, $0.01 par value, 1,000 shares authorized and 100 shares issued and outstanding	–	–
Additional paid-in capital	51,149	51,149
Retained earnings	19,800	17,311
Total stockholder’s equity	70,949	68,460
Total Liabilities and Stockholder’s Equity	$278,286	$272,705

The accompanying notes are an integral part of these unaudited consolidated statements.

KDSM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
REVENUES:
Station broadcast revenues, net of agency commissions	$1,745	$2,044	$5,712	$6,467
Revenues realized from station barter arrangements	200	203	472	546
Total revenues	1,945	2,247	6,184	7,013

OPERATING EXPENSES:
Program and production	415	334	1,323	1,127
Selling, general and administrative	739	655	2,186	2,098
Expenses realized from station barter arrangements	157	171	398	464
Amortization of program contract costs and net realizable value adjustments	331	280	1,118	1,014
Depreciation of property and equipment	112	105	328	311
Amortization of acquired intangible broadcast assets and other assets	259	259	777	791
Total operating expenses	2,013	1,804	6,130	5,805
Broadcast operating income	(68)	443	54	1,208

OTHER INCOME (EXPENSE):
Capital lease interest expense	(20)	–	(20)	–
Dividend and interest income	6,822	6,943	20,373	20,259
Subsidiary trust minority interest expense	(5,973)	(5,973)	(17,918)	(17,918)

NET INCOME	$761	$1,413	$2,489	$3,549

The accompanying notes are an integral part of these unaudited consolidated statements.

KDSM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

(in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholder’s Equity

BALANCE, December 31, 2000	$–	$51,149	$17,311	$68,460
Net income	–	–	2,489	2,489
BALANCE, September 30, 2001	$–	$51,149	$19,800	$70,949

The accompanying notes are an integral part of this unaudited consolidated statement.

KDSM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (in thousands)

	Nine Months Ended September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,489	$3,549
Adjustments to reconcile net income to net cash flows from operating activities -
Depreciation of property and equipment	328	311
Amortization of acquired intangible broadcasting assets and other assets	777	791
Amortization of deferred financing costs	480	480
Amortization of program contract costs and net realizable value adjustments	1,118	1,014
Changes in assets and liabilities, net of effects of acquisitions and dispositions-
Decrease in accounts receivable, net	539	292
Increase in prepaid expenses and other current assets	(8)	(12)
Decrease in accounts payable and accrued liabilities	(17)	(86)
Increase in other long term liabilities	29	–
Net effect of change in deferred barter revenues and deferred barter costs	36	(5)
Payments on program contracts payable	(1,340)	(1,381)
Net cash flows from operating activities	4,431	4,953
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,402)	(590)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in due from parent	(3,084)	(4,326)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(55)	37
CASH AND CASH EQUIVALENTS, beginning of period	72	9
CASH AND CASH EQUIVALENTS, end of period	$17	$46

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Parent preferred stock dividends	$19,525	$19,525
Subsidiary trust minority interest payments	$17,438	$17,438

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

Interim Financial Statements

The consolidated financial statements for the nine months ended September 30, 2001 and 2000 are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, and cash flows for these periods.

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

New Accounting Pronouncement

In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001.  SFAS No. 142 requires companies to cease amortizing goodwill and certain other intangible assets including broadcast licenses.  The amortization of existing goodwill and the broadcast license will cease on December 31, 2001.  Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized.  SFAS No. 142 also establishes a new method of testing goodwill and the broadcast license for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.  The adoption of SFAS No. 142 will result in the Company’s discontinuation of amortization of its goodwill and broadcast license; however, the Company will be required to test its goodwill and broadcast license for impairment under the new standard during 2002, which could have an adverse effect on the Company’s future results of operations if an impairment occurs.  The Company is currently in the process of assessing the impact of SFAS No. 142, however management has not yet had sufficient time to complete such evaluation.  During the nine months ended September 30, 2001, the Company incurred goodwill amortization expense of $505,000.  During the nine months ended September 30, 2001, the Company incurred amortization expense related to its broadcast license of $149,000.  Amortization expense for the year 2002 is projected to be $673,000 related to its goodwill and $199,000 related to its broadcast license.  As a result of implementing SFAS No. 142 on January 1, 2002, the Company’s pretax net income will be higher by these amounts.

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform with the current year presentation.

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

5.     INCOME TAXES:

For the three and nine months ended September 30, 2001 and 2000, Sinclair had sufficient cumulative earnings and profits from prior years to allow the Company to utilize all of the dividends received deduction associated with the HYTOPS.  As a result, no income tax provision was required by the Company for the three and nine months ended September 30, 2001 and 2000.

6.     CAPITAL LEASES:

In September 2001, the Company entered into a 25 year capital lease for a digital tower.  The lease was recorded at $2.1 million, which is the total present value of the future minimum lease payments.

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

•    the activities of our competitors,

•    the popularity of our programming, and

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

The following table sets forth certain operating data for the three and nine months ended September 30, 2001 and 2000:

OPERATING DATA (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net broadcast revenues (a)	$1,745	$2,044	$5,712	$6,467
Barter revenues	200	203	472	546

Total revenues	1,945	2,247	6,184	7,013

Operating costs (b)	1,154	989	3,509	3,225
Expenses from barter arrangements	157	171	398	464
Depreciation and amortization (c)	702	644	2,223	2,116
Broadcast operating income (loss)	(68)	443	54	1,208
Dividend and interest income (d)	6,822	6,943	20,373	20,259
Capital lease interest expense	(20)	–	(20)	–
Subsidiary trust minority interest expense (e)	(5,973)	(5,973)	(17,918)	(17,918)
Net income before income taxes	761	1,413	2,489	3,549
Income taxes	–	–	–	–
Net income	$761	$1,413	$2,489	$3,549

OTHER DATA:
Broadcast cash flow (BCF) (f)	$504	$860	$1,195	$2,197
BCF margin (g)	28.9%	42.1%	20.9%	34.0%
Adjusted EBITDA (h)	$440	$781	$991	$1,960
Adjusted EBITDA margin (g)	25.2%	38.2%	17.4%	30.3%
Program contract payments	$237	$311	$1,340	$1,381
Corporate management fees	64	79	204	237

a)     “Net broadcast revenue” is defined as broadcast revenue net of agency commissions.

b)    “Operating costs” include programming and production expenses, selling, general and administrative expenses and stock based compensation.

c)     Depreciation and amortization includes amortization of program contract costs and net realizable value adjustments, depreciation and amortization of property and equipment, and amortization of acquired intangible broadcasting assets and other assets, and costs related to excess syndicated programming.

d)    Dividend and interest income primarily results from dividends on the Parent Preferred Securities.

e)     Subsidiary trust minority interest expense represents distributions on the HYTOPS and amortization of deferred financing costs.

f)     “Broadcast cash flow” is defined as broadcast operating income plus corporate overhead expense, depreciation and amortization (including film amortization and excess syndicated programming), contract termination costs, amortization of deferred financing costs, less cash payments for program rights.  Cash program payments represent cash payments made for current programs payable and do not necessarily correspond to program usage.  We have presented broadcast cash flow data, which we believe is comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies.  However, broadcast cash flow does not purport to represent cash provided by operating activities as reflected in our consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

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

Three Months Ended September 30, 2001 and 2000

Net broadcast revenues decreased to $1.7 million for the three months ended September 30, 2001 from $2.0 million for the three months ended September 30, 2000, or 15.0%.  The decrease in net broadcast revenues for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000 resulted from a decrease in national revenues of $187,000 and local revenues of $160,000 which was primarily related to the soft advertising market across most revenue categories.  In addition, the events of September 11, 2001 had a direct impact on the revenues of media related businesses.  The impact of the terrorist attacks on our company was estimated to be a $68,000 revenue loss in the third quarter due to pre-emptions and cancelled advertisements.

Operating costs increased to $1.2 million for the three months ended September 30, 2001 from $1.0 million for the three months ended September 30, 2000, or 20%. The increase in operating costs for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000 was primarily related to the Company’s commencement of its shared news programming with KGAN-TV, a Sinclair station in Cedar Rapids, IA, that began in early March 2001 of $100,000.

Depreciation and amortization increased to $702,000 for the three months ended September 30, 2001 from $644,000 for the three months ended September 30, 2000.  The increase in depreciation and amortization for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000 primarily resulted from an increase in program contract additions related to our investment to upgrade our programming.

In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001.  SFAS No. 142 requires companies to cease amortizing goodwill and certain other intangible assets including broadcast licenses.  The amortization of existing goodwill and the broadcast license will cease on December 31, 2001.  Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized.  SFAS No. 142 also establishes a new method of testing goodwill and the broadcast license for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below our carrying value.  The adoption of SFAS No. 142 will result in the discontinuation of amortization of our goodwill and broadcast license; however, we will be required to test our goodwill and broadcast license for impairment under the new standard during 2002, which could have an adverse effect on our future results of operations if an impairment occurs.  We are currently in the process of assessing the impact of SFAS No. 142, however, we have not yet had sufficient time to complete such evaluation.  During the three months ended September 30, 2001, we incurred goodwill amortization expense of $168,000.  During the three months ended September 30, 2001, we incurred amortization expense related to our broadcast license of $50,000.  Amortization expense for the year 2002 is projected to be $673,000 related to our goodwill and $199,000 related to our broadcast license.  As a result of implementing SFAS No. 142 on January 1, 2002, our pretax net income will be higher by these amounts.

Broadcast operating loss for the three months ended September 30, 2001 was $68,000 compared to broadcast operating income of $443,000 for the three months ended September 30, 2000.  The decrease in broadcast operating income for the three months ended September 30, 2001 was primarily attributable to the soft advertising market noted above, as well as an increase in operating expenses.

No income tax provision was recorded for the three months ended September 30, 2001 and 2000 because of Sinclair’s ability to use all of the dividends received deduction associated with the HYTOPS.  Our effective tax rate for the three months ended September 30, 2001 and 2000 was zero.

Net income decreased to $761,000 for the three months ended September 30, 2001 from $1.4 million for the three months ended September 30, 2000.  The decrease in net income for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000 primarily resulted from the soft advertising market and increased operating expenses noted above.

Broadcast cash flow decreased to $504,000 for the three months ended September 30, 2001 from $860,000 for the three months ended September 30, 2000, or 41.4%.  The decrease in broadcast cash flow for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000 primarily resulted from the soft advertising market and increased operating expenses noted above.  Our broadcast cash flow margin decreased to 28.9% for the three months ended September 30, 2001 from 42.1% for the three months ended September 30, 2000.

Adjusted EBITDA decreased to $440,000 for the three months ended September 30, 2001 from $781,000 for the three months ended September 30, 2000, or 43.7%.  The decrease in adjusted EBITDA for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000 resulted from the circumstances affecting the broadcast cash flow as noted above.  For reasons noted above, our adjusted EBITDA margin decreased to 25.2% for the three months ended September 30, 2001 from 38.2% for the three months ended September 30, 2000.

Nine Months Ended September 30, 2001 and 2000

Net broadcast revenues decreased to $5.7 million for the nine months ended September 30, 2001 from $6.5 million for the nine months ended September 30, 2000, or 12.3%.  The decrease in net broadcast revenues for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 resulted from a decrease in national revenues of $742,000 and local revenues of $10,000 which was primarily related to the soft advertising market across most revenue categories.  In addition, the events of September 11, 2001 had a direct impact on the revenues of media related businesses.  The impact of the terrorist attacks on our company was estimated to be a $68,000 revenue loss in the third quarter due to pre-emptions and cancelled advertisements.

Operating costs increased to $3.5 million for the nine months ended September 30, 2001 from $3.2 million for the nine months ended September 30, 2000, or 9.4%. The increase in operating costs for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 was primarily related to the Company’s commencement of its shared news programming with KGAN-TV, a Sinclair station in Cedar Rapids, IA, that began in early March 2001 of $256,000.

Depreciation and amortization increased to $2.2 million for the nine months ended September 30, 2001 from $2.1 million for the nine months ended September 30, 2000.  The increase in depreciation and amortization for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 primarily resulted from an increase in program contract additions related to our investment to upgrade our programming.

In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001.  SFAS No. 142 requires companies to cease amortizing goodwill and certain other intangible assets including broadcast licenses.  The amortization of existing goodwill and the broadcast license will cease on December 31, 2001.  Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized.  SFAS No. 142 also establishes a new method of testing goodwill and the broadcast licenses for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below our carrying value.  The adoption of SFAS No. 142 will result in the discontinuation of amortization of our goodwill and broadcast license; however, we will be required to test our goodwill and broadcast license for impairment under the new standard during 2002, which could have an adverse effect on our future results of operations if an impairment occurs.  We are currently in the process of assessing the impact of SFAS No. 142, however, we have not yet had sufficient time to complete such evaluation.  During the nine months ended September 30, 2001, we incurred goodwill amortization expense of $505,000.  During the nine months ended September 30, 2001, we incurred amortization expense related to our broadcast license of $149,000.  Amortization expense for the year 2002 is projected to be $673,000 related to our goodwill and $199,000 related to our broadcast license.  As a result of implementing SFAS No. 142 on January 1, 2002, our pretax net income will be higher by these amounts.

Broadcast operating income for the nine months ended September 30, 2001 was $54,000 compared to $1.2 million for the nine months ended September 30, 2000.  The decrease in broadcast operating income for the nine months ended September 30, 2001 was primarily attributable to the soft advertising market noted above, as well as an increase in operating expenses.

No income tax provision was recorded for the nine months ended September 30, 2001 and 2000 because of Sinclair’s ability to use all of the dividends received deduction associated with the HYTOPS.  The Company’s effective tax rate for the nine months ended September 30, 2001 and 2000 was zero.

Net income decreased to $2.5 million for the nine months ended September 30, 2001 from $3.5 million for the nine months ended September 30, 2000.  The decrease in net income for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 primarily resulted from the soft advertising market and increased operating expenses noted above.

Broadcast cash flow decreased to $1.2 million for the nine months ended September 30, 2001 from $2.2 million for the nine months ended September 30, 2000, or 45.5%.  The decrease in broadcast cash flow for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 primarily resulted from the soft advertising market and increased operating expenses noted above.  Our broadcast cash flow margin decreased to 20.9% for the nine months ended September 30, 2001 from 34.0% for the nine months ended September 30, 2000.

Adjusted EBITDA decreased to $991,000 for the nine months ended September 30, 2001 from $2.0 million for the nine months ended September 30, 2000, or 50.5%.  The decrease in adjusted EBITDA for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 resulted from the circumstances affecting the broadcast cash flow as noted above.  For reasons noted above, our adjusted EBITDA margin decreased to 17.4% for the nine months ended September 30, 2001 from 30.3% for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, we had cash balances of approximately $17,000 and working capital of approximately $887,000.  Our primary source of liquidity is cash from operations which management believes to be sufficient to meet operating cash requirements. Cash requirements or excess cash from operations are funded by or deposited into Sinclair’s centralized banking system utilized by all of its wholly owned subsidiaries.

We anticipate capital expenditures in the coming year to exceed historical capital expenditures, which were approximately $955,000 in 2000.  The increase is due to $3.2 million in planned digital television expenditures for 2001.  If we are required to make capital expenditures to keep up with emerging technologies, management believes we will be able to fund such expenditures from cash flow and from the proceeds of indebtedness or financing that is allowed to be incurred or obtained under our senior debenture (provided that our debt to Adjusted EBITDA ratio is 4 to 1 or less) or from capital contributions from Sinclair to the extent permitted under Sinclair’s debt instruments.  Under these instruments, Sinclair would currently be able to make capital contributions to us in an amount sufficient to cover such costs if it chose to do so.

AFFILIATION AGREEMENT

On August 21, 1996,  Sinclair  entered into an agreement  with Fox (the Fox agreement) which, among other things, provides that the affiliation  agreement between Fox and KDSM-TV would be amended to have a new five-year term commencing on the date of the Fox  agreement and ending on August 21, 2001.  Fox had, but did not exercise, an option to extend  the  affiliation agreement  for an additional five-year term.  Although we are not currently negotiating with Fox to secure a long-term affiliation agreement for KDSM-TV, we do not believe that Fox has any current plans to terminate the affiliation of KDSM-TV.  The existing Fox agreement  also  includes  provisions  limiting  the ability of KDSM-TV to preempt Fox programming  except where it has existing  programming  conflicts or where KDSM-TV  preempts to serve a public  purpose.  Fox produces  and  distributes programming  in  exchange for KDSM-TV’s commitment to air the programming at specified times and for commercial announcement time during the programming.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

We believe that we do not have any material exposure to market risk associated with activities in derivative financial instruments, other financial instruments, and derivative commodity instruments.

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

None.

(b)   Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 13th day of November, 2001.

KDSM, INC.

by:	/s/ David B. Amy
David B. Amy
Principal Accounting Officer