Form 10-K405
period 2001-12-31
KDSM INC
filed 2002-04-01
CIK 1039583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001	Commission File Number:333-26427-01

KDSM, INC.

(Exact name of Registrant as specified in its charter)

Maryland	52-1975792
(State of incorporation)	(I.R.S. Employer Identification No.)

10706 Beaver Dam Road
Hunt Valley, MD 21030
(Address of principal executive offices)
(410) 568-1500
(Registrant’s telephone number, including area code)

SINCLAIR CAPITAL

(Exact name of Registrant as specified in its charter)

Delaware	52-2026076
(State of incorporation)	(I.R.S. Employer Identification No.)

10706 Beaver Dam Road
Hunt Valley, MD 21030
(Address of principal executive offices)
(410) 568-1500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: None
Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

As of March 20, 2002, there are 100 shares of class A common stock, $.01 par value of KDSM, Inc., issued and outstanding.

In addition, 2,000,000 shares of $200 million aggregate liquidation value of 11.625% high yield trust offered preferred securities of Sinclair Capital, a subsidiary trust of KDSM, Inc., are issued and outstanding.

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

•       the continuing impact of the terrorist attacks of September 11, 2001,

•       pricing fluctuations in local and national advertising,

•       the activities of our competitors,

•       popularity of our programming and

•       change in the make up of the population where our station is located,

•       the effects of governmental regulation of broadcasting.

Other matters set forth in this report, including the risk factors set forth in Item 7 to this report, or in the documents incorporated by reference may also cause actual results in the future to differ materially from those described in the forward-looking statements.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

ITEM 1. BUSINESS

KDSM is an indirect wholly owned subsidiary of Sinclair Broadcast Group, Inc. (“Sinclair”), which, together with its wholly-owned subsidiary, KDSM Licensee, LLC, owns all of the assets related to the operation of television station KDSM.

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

The following table sets forth certain market revenue, size and audience share information for the Des Moines designated market area:

	Year Ended December 31,
	2001	2000	1999
	(dollars in thousands)
Market revenue	$40,756	$48,497	$44,739
Annual market revenue growth	(16.0)%	8.4%	0.1%
Station rank within market	3	3	3
Television homes	405,000	394,000	393,000
KDSM audience share	5.5%	6.3%	6.0%

KDSM had station broadcast revenues of $7.8 million and broadcast cash flow of $2.1 million in 2001.

The principal office of KDSM is located at 10706 Beaver Dam Road, Hunt Valley, MD 21030 and its telephone number is 410-568-1500.

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

The property trustee acts as sole trustee under the trust agreement for the purposes of compliance with the Trust Indenture Act.  The trust exists for the exclusive purposes of:

•       issuing the preferred securities and the common securities, representing undivided beneficial interests in the assets of the trust,

•       purchasing the KDSM senior debentures with the proceeds from sale of the preferred securities and the common securities and

•       engaging in only those other activities necessary or incidental thereto.

All of the common securities of Sinclair Capital are owned by KDSM and KDSM has agreed in the KDSM senior debenture indenture to maintain such ownership.  KDSM acquired common securities having an aggregate liquidation amount equal to 3% of the total capital of the trust.  The trust has a term expiring in 2015, but may terminate earlier as provided in the trust agreement.  The trust’s business affairs will be conducted by the property trustee, the Delaware trustee and the administrative trustee.  The holder of the common securities, or the holders of at least a majority in the aggregate liquidation value of then outstanding preferred securities if an event of default has occurred and is continuing, will be entitled to appoint, remove or replace the trustees of the trust.

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

Popular Programming.  We believe that an important factor in attracting viewership is our network affiliation with FOX.  The affiliation enables us to attract viewers by virtue of the quality first-run original programming provided by this network and the network’s promotion of such programming.  We also seek to obtain, at attractive prices, popular syndicated programming that is complementary to the station’s network affiliation.  Examples of popular syndicated programming obtained by us for broadcast are “The Simpsons,” “Seinfeld,” “Spin City,” “Drew Carey,” “Frasier,” “Third Rock,” “King of the Hill” and “Cheers”.  Our programming strategy also includes counter programming which consists of broadcasting programs that are alternatives to the types of programs being shown concurrently on competing stations.

Local News.  We believe that the production and broadcasting of local news is an important link to the community and an aid to the station’s efforts to expand its viewership.  In addition, local news programming can provide access to advertising sources targeted specifically to local news viewers.  In March 2001, we commenced a 35-minute prime-time local newscast, airing seven days a week from 9:00pm to 9:35pm (CST) which is being produced by KGAN-TV, a wholly-owned Sinclair television station in Cedar Rapids, Iowa.  This is central Iowa’s only prime-time local newscast.

Popular Sporting Events.  We attempt to capture a portion of advertising dollars designated to sports programming.  Affiliates of FOX are subject to prohibitions against preemptions of network programming.  We have been able to acquire the local television broadcast rights for certain sporting events, including Major League Baseball, NFL football, Big Ten football, and Iowa and Big Ten basketball, and Iowa High School Basketball.

Innovative Local Sales and Marketing

We believe that we are able to attract new advertisers to our station and increase our share of existing customers’ advertising budgets by creating a sense of partnership with those advertisers.  We develop such relationships by training our sales force to offer new marketing ideas and campaigns to advertisers.  These campaigns often involve the sponsorship by advertisers of local promotional events that capitalize on the station’s local identity and programming franchises.  For example, KDSM has a local Family Fair, which allows station advertisers to reinforce their on-air advertising with their target audience.  Through our strong local sales and marketing focus, we seek to capture an increasing share of our revenues from local sources, which are generally more stable than national advertising.

Control of Operating and Programming Costs

By employing a disciplined approach to managing programming acquisition and other costs, Sinclair has been able to achieve operating margins that Sinclair believes are among the highest in the television broadcast industry.  Sinclair has sought and will continue to seek to acquire quality programming for prices at or below prices paid in the past which directly affects us.  As an owner or provider of programming or sales services to 63 stations located in 40 geographically diverse markets reaching approximately 25% of the U.S. television households, Sinclair believes that it is able to negotiate favorable terms for the acquisition of programming.  Moreover, Sinclair emphasizes control of our programming and operating costs through program-specific profit analysis, detailed budgeting, tight control over staffing levels and detailed long-term planning models.

Attract and Retain High Quality Management

We believe that much of our success is due to our ability to attract and retain highly skilled and motivated managers, both at the corporate and local station levels.  A portion of the compensation provided to general managers, sales managers and other station managers is based on their achieving certain operating results.  We also provide some of our station managers with deferred compensation plans offering options to acquire class A common stock.

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

Programming and Affiliations

Sinclair continually reviews our existing programming inventory and seeks to purchase the most profitable and cost-effective syndicated programs available for each time period.  In developing its selection of syndicated programming, Sinclair balances the cost of available syndicated programs with their potential to increase advertising revenue and the risk of their reduced popularity during the term of the program contract.  Sinclair seeks to purchase only those programs with contractual periods that permit programming flexibility and which complement a station’s overall programming strategy and counter-programming strategy.  Programs that can perform successfully in more than one time period are more attractive due to the long lead time and multi-year commitments inherent in program purchasing.

On August 21, 1996, Sinclair entered into an agreement with FOX (“the FOX agreement”) which, among other things, provides that the affiliation agreement between FOX and KDSM would be amended to have a new five-year term commencing on the date of the FOX agreement and ending on August 21, 2001.  FOX had, but did not exercise, an option to extend the affiliation agreement for an additional five-year term.  Sinclair is currently in discussion with FOX to secure a long term affiliation agreement for KDSM, and expects such discussions to be successful.  KDSM continues to carry FOX programming notwithstanding the fact that this affiliation agreement has expired.  As a FOX affiliate, KDSM has limited ability to preempt FOX programming except where it has existing programming conflicts or where KDSM preempts to serve a public purpose.  FOX produces and distributes programming in exchange for KDSM’s commitment to air the programming at specified times and for commercial announcement time during the programming.

FEDERAL REGULATION OF TELEVISION BROADCASTING

The ownership, operation and sale of television stations are subject to the jurisdiction of the FCC, which acts under authority granted by the Communications Act of 1934, as amended (“Communications Act”).  Among other things, the FCC assigns frequency bands for broadcasting; determines the particular frequencies, locations and operating power of stations; issues, renews, revokes and modifies station licenses; regulates equipment used by stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; and has the power to impose penalties for violations of its rules or the Communications Act.

The following is a brief summary of certain provisions of the Communications Act, the Telecommunications Act of 1996 (“the 1996 Act”) and specific FCC regulations and policies.  Reference should be made to the Communications Act, the 1996 Act, FCC rules and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of broadcast stations.

License Grant and Renewal

Television stations operate pursuant to broadcasting licenses that are granted by the FCC for maximum terms of eight years and are subject to renewal upon application to the FCC.  During certain periods when renewal applications are pending, petitions to deny license renewals can be filed by interested parties, including members of the public.  The FCC will generally grant a renewal application if it finds:

•       that the station has served the public interest, convenience and necessity;

•       that there have been no serious violations by the licensee of the Communications Act or the rules and regulations of the FCC; and

•       that there have been no other violations by the licensee of the Communications Act or the rules and regulations of the FCC that, when taken together, would constitute a pattern of misconduct.

KDSM’s FCC license will expire on February 1, 2006.  Although renewal of a license is granted in the vast majority of cases even when petitions to deny are filed, there can be no assurance that the license of a station will be renewed.

Ownership Matters

General.  The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without the prior approval of the FCC.  In determining whether to permit the assignment or transfer of control of, or the grant or renewal of, a broadcast license, the FCC considers a number of factors pertaining to the licensee, including compliance with various rules limiting common ownership of media properties, the “character” of the licensee and those persons holding “attributable” interests in that licensee, and compliance with the Communications Act’s limitations on alien ownership.

To obtain the FCC’s prior consent to assign a broadcast license or transfer control of a broadcast licensee, appropriate applications must be filed with the FCC.  If the application involves a “substantial change” in ownership or control, the application must be placed on public notice for a period of approximately 30 days during which petitions to deny the application may be filed by interested parties, including members of the public.  If the application does not involve a “substantial change” in ownership or control, it is a “pro forma” application.  The “pro forma” application is not subject to petitions to deny or a mandatory waiting period, but is nevertheless subject to having informal objections filed against it.  If the FCC grants an assignment or transfer application, interested parties have approximately 30 days from public notice of the grant to seek reconsideration or review of the grant.  Generally, parties that do not file initial petitions to deny or informal objections against the application face difficulty in seeking reconsideration or review of the grant.  The FCC normally has approximately an additional 10 days to set aside such grant on its own motion.  When passing on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer to any party other than the assignee or transferee specified in the application.

The FCC generally applies its ownership limits to “attributable” interests held by an individual, corporation, partnership or other association.  In the case of corporations holding, or through subsidiaries controlling, broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation’s stock (or 20% or more of such stock in the case of insurance companies, investment companies and bank trust departments that are passive investors) are generally attributable.  In August 1999, the FCC revised its attribution and multiple ownership rules, and adopted the equity-debt-plus rule that causes certain creditors or investors to be attributable owners of a station.  Under this rule, a major programming supplier (any programming supplier that provides more than 15% of the station’s weekly programming hours) or same-market media entity will be an attributable owner of a station if the supplier or same-market media entity holds debt or equity, or both, in the station that is greater than 33% of the value of the station’s total debt plus equity.  For purposes of this rule, equity includes all stock, whether voting or non–voting, and equity held by insulated limited partners in partnerships.  Debt includes all liabilities whether long-term or short-term.

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

As a result of these provisions, the licenses granted to KDSM Licensee, LLC by the FCC could be revoked if, among other restrictions imposed by the FCC, more than 25% of Sinclair’s stock were directly or indirectly owned or voted by aliens.  Sinclair and its subsidiaries are domestic corporations, and the members of the Smith family (who together hold over 90% of the common voting rights of Sinclair) are all United States citizens.  The amended and restated articles of incorporation of Sinclair (the amended certificate) contain limitations on alien ownership and control that are substantially similar to those contained in the Communications Act.  Pursuant to the amended certificate, Sinclair has the right to repurchase alien-owned shares at their fair market value to the extent necessary, in the judgment of its board of directors, to comply with the alien ownership restrictions.

Radio/Television Cross-Ownership Rule.  The FCC’s radio/television cross-ownership rule (the “one to a market” rule) generally permits a party to own a combination of up to two television stations and six radio stations depending on the number of independent media voices in the market.

Local Television/Cable Cross-Ownership Rule.  On February 19, 2002, the U.S. Court of Appeals for the D.C. Circuit vacated the FCC rules prohibiting the common ownership of a television station and a cable system that serve the same local market.

Broadcast/Daily Newspaper Cross-Ownership Rule.  The FCC’s rules prohibit the common ownership of a radio or television broadcast station and a daily newspaper in the same market.  On September 20, 2001, the FCC released an Order and Notice of Proposed Rule Making in which it seeks comments on whether the broadcast/daily newspaper cross-ownership rule should be retained, modified or eliminated.

Dual Network Rule.  In May 2001, the FCC amended its dual network rule to permit the four major television networks — ABC, CBS, NBC and FOX to own, operate, maintain or control the UPN and/or WB television network.  The four major networks are still prohibited, absent a waiver, from merging with each other.

Antitrust Regulation.  The Department of Justice (“DOJ”) and the Federal Trade Commission have increased their scrutiny of the television industry since the adoption of the 1996 Act, and have reviewed matters related to the concentration of ownership within markets (including LMAs) even when the ownership or LMA in question is permitted under the laws administered by the FCC or by FCC rules and regulations.  The DOJ takes the position that an LMA entered into in anticipation of a station’s acquisition with the proposed buyer of the station constitutes a change in beneficial ownership of the station which, if subject to filing under the HSR Act, cannot be implemented until the waiting period required by that statute has ended or been terminated.

Expansion of our broadcast operations on both a local and national level will continue to be subject to the FCC’s ownership rules and any changes the FCC or Congress may adopt.  Concomitantly, any further relaxation of the FCC’s ownership rules may increase the level of competition in the market in which our station is located, more specifically to the extent that any of our competitors may have greater resources and thereby be in a superior position to take advantage of such changes.

National Ownership Rule.  The U.S. Court of Appeals for the D.C. Circuit recently remanded to the FCC its decision not to alter the rule that no individual or entity may have an attributable interest in television stations reaching more than 35% of the national television viewing audience.  Under this rule, which currently remains in effect pending the FCC’s review thereof as mandated by the court, where an individual or entity has an attributable interest in more than one television station in a Designated Market Area (“DMA”), the percentage of the national television viewing audience encompassed within that DMA is only counted once.  Historically, VHF stations have shared a larger portion of the market than UHF stations.  Therefore, only half of the households in the market area of any UHF station are included when calculating whether an entity or individual owns television stations reaching more than 35% of the national television viewing audience.  KDSM is a UHF station.

Duopoly Rule.  Under the FCC’s 1999 local television ownership rules, a party may own two television stations in adjoining DMA, even if there is Grade B overlap between the two stations’ signals and generally may own two stations in the same market:

•       if there is no Grade B overlap between the stations; or

•       if the market containing both the stations contains at least eight separately-owned full-power television stations (the “eight voices test”) and not more than one station is among the top-four rated stations in the market.

In addition, a party may request a waiver of the rule to acquire a second station in the market if the station to be acquired is economically distressed or unbuilt and there is no party who does not own a local television station who would purchase the station for a reasonable price.

The Satellite Home Viewer Act (“SHVA”)

In 1988, Congress enacted SHVA which enabled satellite carriers to provide broadcast programming to those satellite subscribers who were unable to obtain broadcast network programming over-the-air.  SHVA did not permit satellite carriers to retransmit local broadcast television signals directly to their subscribers.  The Satellite Home Viewer Improvement Act of 1999 (“SHVIA”) revised SHVA to reflect changes in the satellite and broadcasting industry.  This legislation allows satellite carriers to provide local television signals by satellite within a station market, and requires satellite carriers to carry all local signals in any market where it carries any local signals commenced January 1, 2002.  SHVIA requires all television stations to elect to exercise certain “must carry” or “retransmission consent” rights in connection with their carriage by satellite carriers on or before July 1, 2001.  We have entered into agreements granting the two primary satellite carriers retransmission consent to carry our station.

Must-Carry/Retransmission Consent

Pursuant to the Cable Act of 1992, television broadcasters are required to make triennial elections to exercise either certain “must-carry” or “retransmission consent” rights in connection with their carriage by cable systems in each broadcaster’s local market.  By electing the must-carry rights, a broadcaster demands carriage on a specified channel on cable systems within its DMA, in general as defined by the Nielsen DMA Market and Demographic Rank Report of the prior year.  These must-carry rights are not absolute, and their exercise is dependent on variables such as:

•       the number of activated channels on a cable system,

•       the location and size of a cable system, and

•       the amount of programming on a broadcast station that duplicates the programming of another broadcast station carried by the cable system.

Therefore, under certain circumstances, a cable system may decline to carry a given station.  Alternatively, if a broadcaster chooses to exercise retransmission consent rights, it can prohibit cable systems from carrying its signal or grant the appropriate cable system the authority to retransmit the broadcast signal for a fee or other consideration.  In October 1999, we elected retransmission consent with respect to KDSM.  Our stations continue to be carried on all pertinent cable systems, and we do not believe that our elections have resulted in the shifting of our stations to less desirable cable channel locations.  Many of the agreements we have negotiated for cable carriage are short term, subject to month-to-month extensions.  We are currently evaluating whether to elect must-carry or retransmission consent which, election must be made later this year.

The FCC recently determined not to apply must-carry rules to require cable companies to carry both the analog and digital signals of local broadcasters during the DTV transition period between 2002 and 2006 when television stations will be broadcasting both signals.  As a result of this decision by the FCC, cable customers in our broadcast markets may not receive the station’s digital signal.

Syndicated Exclusivity/Territorial Exclusivity

The FCC’s syndicated exclusivity rules allow local broadcast television stations to demand that cable operators black out syndicated non-network programming carried on “distant signals” (i.e., signals of broadcast stations, including so-called “superstations,” which serve areas substantially removed from the cable system’s local community).  The FCC’s network non-duplication rules allow local broadcast network television affiliates to require that cable operators black out duplicating network programming carried on distant signals.  The FCC recently announced that stations need only broadcast on their digital channel during primetime hours and need only cover their community of license during the DTV transition period.

Restrictions on Broadcast Advertising

Advertising of cigarettes and certain other tobacco products on broadcast stations has been banned for many years.  Various states also restrict the advertising of alcoholic beverages and certain members of Congress are currently contemplating legislation to place restrictions on the advertisement of such alcoholic beverage products.  FCC rules also restrict the amount and type of advertising which can appear in programming broadcast primarily for an audience of children twelve years old and younger.

The Communications Act and FCC rules also place restrictions on the broadcasting of advertisements by legally qualified candidates for elective office.  Among other things,

•                    stations must provide “reasonable access” for the purchase of time by legally qualified candidates for federal office,

•                    stations must provide “equal opportunities” for the purchase of equivalent amounts of comparable broadcast time by opposing candidates for the same elective office, and

•                    during the 45 days preceding a primary or primary run-off election and during the 60 days preceding a general or special election, legally qualified candidates for elective office may be charged no more than the station’s “lowest unit charge” for the same class of advertisement, length of advertisement, and daypart.

We cannot predict the effect of legislation on our station’s advertising revenues.  Legislation currently pending in Congress would revise the laws regarding the rates charged by television stations to legally qualified candidates for office and the rules regarding “soft money” advertising and advocacy advertising by labor unions and corporations.  The future of this legislation is unknown and we cannot predict the effect of such legislation on our station’s advertising revenues should the legislation be enacted.  Observers agree that if the legislation is enacted, a constitutional challenge is likely.

Programming and Operation

General.  The Communications Act requires broadcasters to serve the “public interest.” The FCC has relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain types of programming responsive to the needs of a station’s community of license.  FCC licensees continue to be required, however, to present programming that is responsive to issues, needs and interest of their communities, and to maintain certain records demonstrating such responsiveness.  Complaints from viewers concerning a station’s programming may be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time and generally may be considered by the FCC at any time.  Stations also must pay regulatory and application fees, and follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications, obscene and indecent broadcasts, and technical operations, including limits on radio frequency radiation.

Equal Employment Opportunities.  During 2000, the FCC adopted rules to require broadcast licensees to create equal employment opportunity outreach programs and maintain records and make filing with the FCC evidencing such efforts.  In January 2001, the United States Court of Appeals for the District of Columbia Circuit vacated these rules.  The FCC subsequently issued a Public Notice suspending the outreach and record-keeping aspects of the rules.  On December 21, 2001, the FCC released a second Notice of Proposed Rule Making which proposes a new broadcast equal employment opportunity rule.  Comments on this proposal are due in mid-April 2002.

Children’s Television Programming.  Television stations are required to broadcast a minimum of three hours per week of “core” children’s educational programming, which the FCC defines as programming that

•      has the significant purpose of servicing the educational and informational needs of children 16 years of age and under;

•      is regularly scheduled, weekly and at least 30 minutes in duration; and

•      is aired between the hours of 7:00 a.m. and 10:00 p.m.  Furthermore, “core” children’s educational programs, in order to qualify as such, are required to be identified as educational and informational programs over the air at the time they are broadcast, and are required to be identified in the children’s programming reports required to be placed quarterly in stations’ public inspection files and filed quarterly with the FCC.

Additionally, television stations are required to identify and provide information concerning “core” children’s programming to publishers of program guides.  The FCC is considering whether or not to require the use of the digital broadcast spectrum for the broadcast of additional amounts of “core” children’s programming.

Television Program Content.  The television industry has developed a ratings system that has been approved by the FCC, that is designed to provide parents with information regarding the content of the programming being aired.  Furthermore, the FCC requires certain television sets to include the so-called “V-chip,” a computer chip that allows blocking of rated programming.

Video Description .  In order to make television programming more accessible to persons with visual disabilities, the Commission has adopted new rules requiring broadcast stations to make critical details of emergency information accessible to such persons.

Digital Television

The FCC has taken a number of steps to implement digital television (“DTV”) broadcasting services.  The FCC has adopted an allotment table that provides all authorized television stations with a second channel on which to broadcast a DTV signal.  The FCC has attempted to provide DTV coverage areas that are comparable to stations’ existing service areas.  The FCC has ruled that television broadcast licensees may use their digital channels for a wide variety of services such as high-definition television, multiple standard definition television programming, audio, data, and other types of communications, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standard and further subject to the requirement that broadcasters pay a fee of 5% of gross revenues on all DTV subscription services.

DTV channels are generally located in the range of channels from channel 2 through channel 51.  The FCC required that affiliates of ABC, CBS, NBC and FOX in the top 10 television markets begin digital broadcasting by May 1, 1999 and that affiliates of these networks in markets 11 through 30 begin digital broadcasting by November 1999.  All other commercial stations are required to begin digital broadcasting by May 1, 2002.  KDSM is required to commence digital operations by May 1, 2002.  An application for KDSM’s digital facilities was filed by November 1, 1999.  The FCC also created a procedure allowing stations to apply for up to a six month extension as of May 1, 2002 deadline.  The FCC’s plan calls for the DTV transition period to end in the year 2006, at which time the FCC expects that television broadcasters will cease non-digital broadcasting and return one of their two channels to the government, allowing that spectrum to be recovered for other uses.  The FCC has been authorized by Congress to extend the December 31, 2006 deadline for reclamation of a television station’s non-digital channel if, in any given case:

•                                            one or more television stations affiliated with ABC, CBS, NBC or FOX in a market is not broadcasting digitally, and the FCC determines that such stations have “exercised due diligence” in attempting to convert to digital broadcasting, or

•                                            less than 85% of the television households in the station’s market subscribe to a multichannel video service (cable, wireless cable or direct-to-home broadcast satellite television (“DBS”) that carries at least one digital channel from each of the local stations in that market, or

•                                            less than 85% of the television households in the market can receive digital signals off the air using either a set–top converter box for an analog television set or a new DTV television set.

Congress directed the FCC to auction the remaining non-digital channels by September 30, 2002 even though they are not to be reclaimed by the government until at least December 31, 2006.  If any of the auctioned channels are authorized for DTV use, broadcasters are permitted to bid on such channels in cities with populations greater than 400,000.  The FCC has initiated separate proceedings to consider the surrender of existing television channels and how these frequencies will be used after they are eventually recovered from broadcasters.  The FCC envisions that these frequencies will be used for a variety of wireless and broadcast-type applications including two-way interactive services and services using COFDM technology.

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

Other matters that could affect KDSM include technological innovations and developments generally affecting competition in the mass communications industry, such as direct television broadcast satellite service, Class A television service, the continued establishment of wireless cable systems and low power television stations, digital television technologies, the Internet and the advent of telephone company participation in the provision of video programming service.

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

EMPLOYEES

As of December 31, 2001, we had approximately 33 employees.  None of the employees are represented by labor unions under any collective bargaining agreement.  We have not experienced significant labor problems and we consider our overall labor relations to be good.

ITEM 2.  PROPERTIES

We have facilities consisting of offices, studios and tower sites.  Transmitter and tower sites are located to provide maximum signal coverage of the station’s market.  The following table generally describes our principal owned and leased real property in the Des Moines market:

Type of Facility and Use	Owned or Leased	Approximate Size (sq.feet)
KDSM Studio & Office Site	Owned	13,000
KDSM Transmitter Bldg/Tower	Owned	2,000
KDSM Transmitter Land	Leased (expires 11/08/2034)	40 Acres
KDSM Translator tower/shed	Leased (expires 12/31/2010)	48
KDSM Tower	Leased (expires 8/1/2026)	2,343

We believe that all of our properties, both owned and leased, are generally in good operating condition, subject to normal wear and tear, and are suitable and adequate for our current business operations.

ITEM 3.  LEGAL PROCEEDINGS

Lawsuits and claims are filed against us from time to time in the ordinary course of business.  These actions are in various preliminary stages, and no judgments or decisions have been rendered by hearing boards or courts.  Management does not believe that these actions, individually or in the aggregate, will have a material adverse affect on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of 2001.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

None.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 have been derived from our audited Consolidated Financial Statements.  The Consolidated Financial Statements for the years ended December 31, 2001, 2000 and 1999 are included elsewhere in this Form 10-K.

The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included elsewhere in this Form 10-K.

	Years Ended December 31,
	2001	2000	1999	1998	1997
	(dollars in thousands)
Statement of Operations Data:
Net broadcast revenues (a)	$7,758	$8,807	$8,461	$8,363	$8,140
Barter revenues	775	731	541	552	398

Total revenues	8,533	9,538	9,002	8,915	8,538

Operating costs (b)	4,593	4,241	3,997	3,742	3,658
Expenses from barter arrangements	629	636	392	377	283
Depreciation and amortization (c)	3,442	2,952	2,915	3,676	2,916
Stock-based compensation	24	26	23	23	23

Broadcast operating income	(155)	1,683	1,675	1,097	1,658
Parent’s preferred stock dividend income	26,033	26,033	26,033	26,033	20,826
Subsidiary trust minority interest expense (d)	(23,890)	(23,890)	(23,890)	(23,923)	(19,205)
Capital lease interest expense	(81)	—	—	—	—
Interest and other income	1,095	1,179	671	239	—

Income before income taxes	$3,002	$5,005	$4,489	$3,446	$3,279

Net income	$3,002	$5,005	$8,977	$729	$1,895

Net income available to common shareholders	$3,002	$5,005	$8,977	$729	$1,895

Other Data:
Broadcast cash flow (e)	$2,094	$3,284	$3,433	$3,693	$3,661
Broadcast cash flow margin (f)	27.0%	37.3%	40.6%	44.2%	45.0%
Adjusted EBITDA (g)	$1,804	$2,992	$3,175	$3,423	$3,378
Adjusted EBITDA margin (f)	23.3%	34.0%	37.5%	40.9%	41.5%
Program contract payments	$1,561	$1,669	$1,438	$1,373	$1,219
Corporate overhead expense	290	292	258	270	283
Capital expenditures	1,727	955	151	235	197
Cash flows from operating activities	6,220	6,968	10,428	4,210	4,060
Cash flows from investing activities	(1,727)	(955)	(151)	(235)	(207,973)
Cash flows from financing activities	(4,557)	(5,950)	(10,275)	(3,979)	203,921

Balance Sheet Data:
Cash and cash equivalents	$8	$72	$9	$7	$11
Total assets	279,075	272,705	268,061	259,519	258,540
HYTOPS (h)	200,000	200,000	200,000	200,000	200,000
Total stockholders equity	71,462	68,460	63,455	54,478	53,749

(a)          “Net broadcast revenues” are defined as broadcast revenues net of agency commissions.

(b)         Operating costs include program and production expenses and selling, general and administrative expenses less stock based compensation.

(c)          Depreciation and amortization includes amortization of program contract costs and net realizable value adjustments, depreciation and amortization of property and equipment, and amortization of acquired intangible broadcasting assets and other assets, and costs related to excess syndicated programming.

(d)         Subsidiary trust minority interest expense represents the distributions on the HYTOPS (see footnote h) and the amortization of deferred financing costs.  Previously the amortized costs associated with the issuance of indebtedness had been classified as depreciation and amortization instead of being classified as interest expense.  Accordingly, we reclassified $640, $640, $673 and $605 as interest expense for the fiscal years ended December 31, 2000, 1999, 1998, and 1997, respectively.

(e)          “Broadcast cash flow” is defined as broadcast operating income plus corporate overhead expense, special bonuses paid to executive officers, stock-based compensation, restructuring costs and contract termination costs, impairment and write-down of long lived assets, depreciation and amortization (including film amortization and excess syndicated programming), less cash payments for program rights.  Cash program payments represent cash payments made for current programs payable and do not necessarily correspond to program usage.  Special bonuses paid to executive officers are considered unusual and non-recurring.  We have presented broadcast cash flow data, which we believe are comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies.  However, broadcast cash flow does not purport to represent cash provided by operating activities as reflected in our consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

(f)            “Broadcast cash flow margin” is defined as broadcast cash flow divided by net broadcast revenues.  “Adjusted EBITDA margin” is defined as Adjusted EBITDA divided by net broadcast revenues.

(g)         “Adjusted EBITDA” is defined as broadcast cash flow less corporate expenses and is a commonly used measure of performance for broadcast companies.  Adjusted EBITDA does not purport to represent cash provided by operating activities as reflected in our consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

(h)         HYTOPS represents our Obligated Mandatorily Redeemable Security of Subsidiary Trust Holding Solely KDSM Senior Debentures representing $200 million aggregate liquidation value.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Our operating revenues are derived from local and national advertisers and, to a much lesser extent, from political advertisers and television network compensation.  Our revenues from local advertisers have continued to trend upward and revenues from national advertisers have continued to trend downward when measured as a percentage of total broadcast revenue.  We believe this trend is primarily the result of our focus on increasing local advertising revenues as a percentage of total advertising revenues from an increase in the number of media outlets providing national advertisers a means by which to advertise their goods and services.  Our efforts to mitigate the effect of increasing national media outlets include continuing our efforts to increase local revenues and the development of innovative marketing strategies to sell traditional and non-traditional services to national advertisers.

Our primary operating expenses are syndicated program rights fees, commissions on revenues, employee salaries and station promotional costs.  Amortization and depreciation of costs associated with the acquisition of the station are also significant factors in determining our overall profitability.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of our operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to bad debts, income taxes, program contract costs, property and equipment, intangible assets, investments, and derivative contracts.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We have identified the policies below as critical to our business operations and the understanding of our results of operations.  For a detailed discussion on the application of these and other accounting policies, see the Notes to the Consolidated Financial Statements.

Allowance for Doubtful Accounts.  We maintain allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  If the economy and /or the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make their payments, additional allowances may be required.

Program Contract Costs.  We have agreements with distributors for the rights to television programming over contract periods which generally run from one to seven years.  Contract payments are made in installments over terms that are generally shorter than the contract period.  Each contract is recorded as an asset and a liability at an amount equal to its gross contractual commitment when the license period begins and the program is available for its first showing.  The portion of program contracts which become payable within one year is reflected as a current liability in the Consolidated Balance Sheets.

The rights to program materials are reflected in the Consolidated Balance Sheets at the lower of unamortized cost or estimated net realizable value.  Estimated net realizable values are based upon management’s expectation of future advertising revenues net of sale commissions to be generated by the program material.  Amortization of program contract costs is generally computed using either a four year accelerated method or based on usage, whichever yields the greater amortization for each program.  Program contract costs, estimated by management to be amortized in the succeeding year, are classified as current assets.  Payments of program contract liabilities are typically paid on a scheduled basis and are not affected by adjustments for amortization or estimated net realizable value.  If we are unable to realize management’s estimate of future advertising revenues, additional writedowns to net realizable value may be required.

Valuation of Goodwill, Long-Lived Assets and Intangible Assets.  We periodically evaluate our goodwill, long-lived assets and intangible assets for potential impairment indicators.  Our judgments regarding the existence of impairment indicators are based on estimated future cash flows, market conditions, operational performance of our stations and legal factors.  Future events could cause us to conclude that impairment indicators exist and that the net book value of long-lived assets and intangible assets is impaired.  Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Income Taxes.  We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences.  If we are unable to generate sufficient taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to establish a valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results.

Set forth below are the principal types of broadcast revenues received by our station for the periods indicated and the percentage contribution of each type to our total gross broadcast revenues:

BROADCAST REVENUES

(dollars in thousands)

	Years ended December 31,
	2001		2000		1999
Local/regional advertising	$7,314	83.0%	$7,531	75.4%	$6,996	72.7%
National advertising	1,446	16.4%	2,356	23.6%	2,536	26.4%
Network compensation	—	0.0%	—	0.0%	—	0.0%
Political advertising	1	0.0%	26	0.3%	17	0.2%
Production	50	0.6%	70	0.7%	73	0.7%
Broadcast revenues	8,811	100.0%	9,983	100.0%	9,622	100.0%
Less: agency commissions	(1,053)		(1,176)		(1,161)
Broadcast revenues, net	7,758		8,807		8,461
Barter revenues	775		731		541
Total revenues	$8,533		$9,538		$9,002

Our primary types of programming and their approximate percentages of 2001 net broadcast revenues were syndicated programming (57.5%), network programming (15.9%), sports programming (11.9%), news programming (9.2%), paid programming (4.8%), and children’s programming (0.7%).  Similarly, our six largest categories of advertising and their approximate percentages of 2001 net broadcast revenues were automotive (20.8%), services (15.5%), restaurants (12.7%), food (7.5%), furniture (7.2%), and soft drinks (5.9%).  No other advertising category accounted for more than 5.8% of our net broadcast revenues in 2001.  No individual advertiser accounted for more than 5.2% of the station’s net broadcast revenues in 2001.

The following table sets forth certain of our operating data for the years ended December 31, 2001, 2000 and 1999.  For definitions of items, see footnotes to table in “Item 6.  Selected Financial Data”.

OPERATING DATA

(dollars in thoursands)

	Years ended December 31,
	2001	2000	1999
Net broadcast revenues (a)	$7,758	$8,807	$8,461
Barter revenues	775	731	541
Total revenues	8,533	9,538	9,002
Operating costs (b)	4,593	4,241	3,997
Expenses from barter arrangements	629	636	392
Depreciation and amortization (c)	3,442	2,952	2,915
Stock-based compensation	24	26	23
Broadcast operating income	(155)	1,683	1,675
Parent preferred stock dividend income	26,033	26,033	26,033
Subsidiary trust minority interest expense (d)	(23,890)	(23,890)	(23,890)
Capital lease interest expense	(81)	—	—
Interest and other income	1,095	1,179	671
Income before income taxes	$3,002	$5,005	$4,489
Net income	$3,002	$5,005	$8,977
Net income available to common shareholders	$3,002	$5,005	$8,977

BROADCAST CASH FLOW (BCF) DATA:
BCF (e)	$2,094	$3,284	$3,433
BCF margin (f)	27.0%	37.3%	40.6%

OTHER DATA:
Adjusted EBITDA (g)	$1,804	$2,992	$3,175
Adjusted EBITDA margin (f)	23.3%	34.0%	37.5%
Program contract payments	$1,561	$1,669	$1,438
Corporate overhead expense	290	292	258
Capital expenditures	1,727	955	151
Cash flows from operating activities	6,220	6,968	10,428
Cash flows from investing activities	(1,727)	(955)	(151)
Cash flows from financing activities	(4,557)	(5,950)	(10,275)

RESULTS OF OPERATIONS

Years Ended December 31, 2001 and 2000

Net broadcast revenues decreased to $7.8 million for the year ended December 31, 2001 from $8.8 million for the year ended December 31, 2000.  When comparing the year ended December 31, 2001 to the year ended December 31, 2000, revenues from local advertisers decreased approximately $217,000, or 2.9% and revenues from national advertisers decreased approximately $911,000, or 38.6%.  Our decrease in local and national revenue was offset by a decrease in agency commissions of approximately $123,000.  The decrease in advertising is primarily related to the soft advertising market across most revenue categories.  In addition, the events of September 11, 2001 had a direct impact on the revenues of media related businesses.  The impact of the terrorist attacks on our Company was estimated to be a $68,000 revenue loss for the year due to pre-emptions and cancelled advertisements.

Station operating costs increased to $4.6 million for the year ended December 31, 2001 from $4.2 million for the year ended December 31, 2000, or 9.5%.  The increase in operating costs for the year ended December 31, 2001, as compared to the year ended December 31, 2000 primarily related to the Company’s commencement of its shared news programming with KGAN-TV, a Sinclair station in Cedar Rapids, IA, that began in early March 2001.  We incurred $350,000 in 2001 related to its news programming.

Depreciation and amortization increased to $3.4 million for the year ended December 31, 2001 from $3.0 million for the year ended December 31, 2000.  The increase in depreciation and amortization for the year ended December 31, 2001 as compared to the year ended December 31, 2000 primarily resulted from an increase in program contract additions related to our investment to upgrade our programming, and the $248,000 write-off of damaged, obsolete, or abandoned property.

In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001.  SFAS No. 142 requires companies to cease amortizing goodwill and certain other intangible assets including broadcast licenses.  SFAS No. 142 also establishes a new method of testing goodwill and the broadcast license for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below our carrying value.  The adoption of SFAS No. 142 will result in the discontinuation of amortization of our goodwill and broadcast license; however, we will be required to test our goodwill and broadcast license for impairment under the new standard during 2002, which could have an adverse effect on our future results of operations if an impairment occurs.  We are currently in the process of testing goodwill and our broadcast license for impairment and the overall impact of SFAS No. 142, however, we have not yet had sufficient time to complete such evaluation.  During the year ended December 31, 2001, we incurred goodwill amortization expense of $673,000.  During the year ended December 31, 2001, we incurred amortization expense related to our broadcast license of $199,000.  Amortization expense for the year 2002 was projected to be $673,000 related to our goodwill and $199,000 related to our broadcast license.  As a result of implementing SFAS No. 142 on January 1, 2002, our pretax income will be higher by these amounts, assuming no impairment charges are incurred.

Broadcast operating loss for the year ended December 31, 2001 was $155,000 compared to broadcast operating income of $1.7 million for the year ended December 31, 2000.  The decrease in broadcast operating income for the year ended December 31, 2001 was primarily attributable to the soft advertising market noted above and increased operating expenses noted above.

Parent preferred stock dividend income of $26.0 million for the year ended December 31, 2001 is related to our investment in 12.625% series C preferred stock (the parent preferred securities) issued by Sinclair, completed March 12, 1997.  Subsidiary trust minority interest expense of $23.9 million for the year ended December 31, 2001 is related to the private placement of the subsidiary trust preferred securities (the “HYTOPS”) and $640,000 of deferred financing cost amortization.  Our ability to make future subsidiary trust minority interest payments is directly contingent upon the parent’s ability to pay dividends on parent preferred stock.

We recorded no income tax provision or benefit for the years ended December 31, 2001 and December 31, 2000.  The income taxes did not change for the year ended December 31, 2001 as compared to the year ended December 31, 2000 because of the dividends received deduction associated with the HYTOPS.  Our effective tax rate for the years ended December 31, 2001 and December 31, 2000 was zero.

Net deferred taxes remained consistent at zero as of December 31, 2001 as compared to December 31, 2000.  Federal income taxes are allocated to or from us by Sinclair at the statutory rate, are considered payable or receivable currently and are reflected as an adjustment to due from parent or due to parent in our balance sheet depending upon whether there is a tax benefit or provision, respectively.

Net income decreased to $3.0 million for the year ended December 31, 2001 from $5.0 million for the year ended December 31, 2000.  The decrease in net income for the year ended December 31, 2001 as compared to the year ended December 31, 2000 is primarily due to the soft advertising market, an increase in operating costs and the impact of the September 11, 2001 terrorist attacks as noted above.

Broadcast cash flow decreased to $2.1 million for the year ended December 31, 2001 from $3.3 million for the year ended December 31, 2000, or 36.4%.  Our broadcast cash flow margin decreased to 27.0% for the year ended December 31, 2001 from 37.3% for the year ended December 31, 2000.  The decrease in broadcast cash flow and broadcast cash flow margin for the year ended December 31, 2001 as compared to the year ended December 31, 2000 primarily resulted from a soft advertising market, an increase in operating expenses and the impact of the September 11, 2001 terrorist attacks as noted above.

Adjusted EBITDA decreased to $1.8 million for the year ended December 31, 2001 from $3.0 million for the year ended December 31, 2000, or 40%.  Our Adjusted EBITDA margin decreased to 23.3% for the year ended December 31, 2001 from 34.0% for the year ended December 31, 2000 primarily resulting from the soft advertising market, and an increase in operating costs and the impact of the September 11, 2001 terrorist attacks as noted above.

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

Depreciation and amortization increased to $3.0 million for the year ended December 31, 2000 from $2.9 million for the year ended December 31, 1999.

Broadcast operating income remained consistent at $1.7 million for the year ended December 31, 2000 as compared to the year ended December 31, 1999.

Parent preferred stock dividend income of $26.0 million for the year ended December 31, 2000 is related to our investment in 12.625% series C preferred stock (the parent preferred securities) issued by Sinclair, completed March 12, 1997.  Subsidiary trust minority interest expense of $23.3 million for the year ended December 31, 2000 is related to the private placement of the subsidiary trust preferred securities (the “HYTOPS”).  Our ability to make future subsidiary trust minority interest payments is directly contingent upon the parent’s ability to pay dividends on parent preferred stock.

We recorded no income tax provision or benefit for the year ended December 31, 2000 compared to an income tax benefit of $4.5 million for the year ended December 31, 1999.  The change in income taxes for the year ended December 31, 2000 as compared to the year ended December 31, 1999 is attributable to the dividends received deduction associated with the HYTOPS.  Our effective tax rate for the year ended December 31, 2000 was zero as compared to (100.0%) for the year ended December 31, 1999.  The change in our effective tax rate for 2000 primarily resulted from the dividends received deduction associated with the HYTOPS, resulting in no income tax provision in 2000 and a benefit in 1999 related to Sinclair’s recognition of earnings and profits for the year ended December 31, 1999 and 2000.  The benefit recorded for the year ended December 31, 1999 resulted from a reduction of a net deferred tax liability to zero.

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

Adjusted EBITDA decreased to $3.0 million for the year ended December 31, 2000 from $3.2 million for the year ended December 31, 1999, or 6.7%.  Our Adjusted EBITDA margin decreased to 34.0% for the year ended December 31, 2000 from 37.5% for the year ended December 31, 1999.  The decrease in adjusted EBITDA and Adjusted EBITDA margin for the year ended December 31, 2000 as compared to the year ended December 31, 1999 primarily resulted from an increase in operating expenses as noted above combined with an increase in program contract payments offset by an increase in net broadcast revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001, we had cash balances of approximately $8,000 and working capital of approximately $388,000.  Our primary source of liquidity is cash from operations which management believes to be sufficient to meet operating cash requirements.  Cash requirements or excess cash from operations are funded by or deposited into Sinclair’s centralized banking system utilized by all of its wholly owned subsidiaries.

We do not anticipate capital expenditures in the coming year to exceed historical capital expenditures, which were approximately $1,727,000 in 2001.  If we are required to make capital expenditures to keep up with emerging technologies, management believes we will be able to fund such expenditures from cash flow and from the proceeds of indebtedness or financing that is allowed to be incurred or obtained under our senior debenture indenture (provided that our debt to Adjusted EBITDA ratio is 4 to 1 or less) or from capital contributions from Sinclair to the extent permitted under Sinclair’s debt instruments.  Under these instruments, Sinclair would currently be able to make capital contributions to us in an amount sufficient to cover such costs if it chose to do so.

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

Summary Disclosures about Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2001:

	Payments Due by Year
	Total	2002	2003	2004	2005 and thereafter
	(amounts in thousands)
Contractual Cash Obligations

HYTOPS	367,594	23,250	23,250	23,250	297,844

Operating leases	11	5	6
Maintanence and support	170	47	39	41	43
Personnel employment contracts	96	96
Programming services	714	272	170	150	122
Film liability -active	3,602	1,737	843	671	351
Film liability -future	718	37	133	173	375
Other operating contracts	27	5	4	4	14

Total contractual cash obligations	$372,932	$25,449	$25,428	$23,657	$298,398

Risk Factors

We cannot identify nor can we control all circumstances that could occur in the future that may adversely affect our business and results of operations.  Some of the circumstances that may occur and may impair our business are described below.  If any of the following were to occur, our business could be materially adversely affected.

Our substantial indebtedness could adversely affect our operations and our ability to fulfill our debt and HYTOPS.

We have a high level of debt and other obligations compared to stockholder’s equity.  Our obligations include the following:

Obligations under High Yield Trust Offered Preferred Securities (“HYTOPS”).  Sinclair Capital, a subsidiary trust of Sinclair, has issued $200 million aggregate liquidation amount of HYTOPS.  “Aggregate liquidation amount” means the amount Sinclair Capital must pay to the holders when it redeems the HYTOPS or upon liquidation.  Sinclair Capital must redeem the HYTOPS in 2009.  Sinclair is indirectly liable for the HYTOPS obligations because it issued $206.2 million liquidation amount of series C preferred stock to us to support $200 million aggregate principal amount of 11 ..625% notes that we issued to Sinclair Capital to support the HYTOPS.

Program Contracts Payable and Programming Commitments.  Total current and long-term program contracts payable at December 31, 2001 were $1.7 million and $1.9 million, respectively.  In addition, we entered into commitments to purchase future programming.  Under these commitments, we were obligated on December 31, 2001 to make future payments totaling $718,000.

Other.  Our commitments also include operating leases, sports programming, personnel contracts and other liabilities.  The amount of these commitments may be material.

Periods of declining revenues pose the following risks:

•                                            We may not be able to fund necessary expenditures from cash flow and must rely on Sinclair 's capital contributions.  Sinclair’s lenders may not be as willing to lend additional amounts to them for our future working capital needs, additional acquisitions, or other purposes.

•                                            Our ability to pay our obligations as they come due could become more difficult.

Any of these events could have a material adverse effect on us.

We depend on advertising revenue, which has decreased recently as a result of a number of conditions.

Our main source of revenue is sales of advertising time.  Our ability to sell advertising time depends on:

•                                            the health of the economy in the area where our station is located and in the nation as a whole;

•                                            the popularity of our programming;

•                                            changes in the makeup of the population in the area where our station is located;

•                                            pricing fluctuations in local and national advertising;

•                                            the activities of our competitors, including increased competition from other forms of advertising-based mediums, particularly network, cable television, direct satellite television, Internet and radio;

•                                            the decreased demand for political advertising in non-election years; and

•                                            other factors that may be beyond our control.

There was a dramatic decline in advertising revenue generally in 2001.  As a result of the foregoing factors, our advertising revenue has also decreased significantly.

The events of September 11, 2001 have exacerbated a weak advertising market.

Before the events of September 11, 2001, our revenues and cash flow had declined as compared to the previous year as a result of a soft advertising market resulting from a weak overall economic environment.  The terrorist attacks on September 11, 2001 caused advertising revenues to decline further as a result of commercial-free news coverage and uncertainty in the wake of these attacks.  The terrorist attacks led to the pre-emption and cancellation of advertisements, which caused a $68,000 revenue loss during the year ended December 31, 2001.  These impacts are likely to continue in 2002 and could materially and adversely impact our business and liquidity.

We must purchase television programming in advance but cannot predict if a particular show will be popular enough to cover its cost.  In addition, our business is subject to the popularity of the network we are affiliated with.

One of our most significant costs is television programming.  If a particular program is not popular in relation to its costs, we may not be able to sell enough advertising time to cover the costs of the program.  Since we purchase programming content from others rather than produce it ourselves, we also have little control over the costs of programming.  We usually must purchase programming several years in advance, and may have to commit to purchase more than one year’s worth of programming.  Finally, we may replace programs that are doing poorly before we have recaptured any significant portion of the costs we incurred, or accounted fully for the costs on our books for financial reporting purposes.  Any of these factors could reduce our revenues or otherwise cause our costs to escalate relative to revenues.  These factors are exacerbated during a weak advertising market.  Additionally, our business is subject to the popularity of the programs provided by the networks with which we have affiliation agreements or which provide us programming.  Each of our affiliation groups experienced revenue declines in 2001 and this trend could continue in the future.

We may lose a large amount of programming if a network terminates its affiliation with us.

Affiliation agreements between our station and FOX network expired in 2001, in part as a result of FOX having failed to exercise an option to renew the affiliation agreement for our station for an additional five years.  We continue to carry FOX programming notwithstanding the fact that their affiliation agreement has expired and Sinclair is currently in discussion with FOX to secure long-term affiliation agreements.

If we do not enter into an affiliation agreement to replace the expired agreement, we may no longer be able to carry programming of the FOX network.  This loss of programming would require us to obtain replacement programming, which may involve higher costs and which may not be as attractive to our target audiences.

Competition from other broadcasters and other sources may cause our advertising sales to go down or our costs to go up.

We face intense competition in our industry and markets from the following:

New Technology and the Subdivision of Markets.  New technologies enable our competitors to tailor their programming for specific segments of the viewing public to a degree not possible before.  As a result, the overall market share of broadcasters, including ourselves, whose approach or equipment may not permit such a discriminating approach is under new pressures.  The new technologies and approaches include:

•                                            cable,

•                                            satellite–to–home distribution,

•                                            pay–per–view, and

•                                            home video and entertainment systems.

Future Technology under Development.  Cable providers and direct broadcast satellite companies are developing new techniques that allow them to transmit more channels on their existing equipment.  These so-called “video compression techniques” will reduce the cost of creating channels, and may lead to the division of the television industry into ever more specialized niche markets.  Video compression is available to us as well, but competitors who target programming to such sharply defined markets may gain an advantage over us for television advertising revenues.  Lowering the cost of creating channels may also encourage new competitors to enter our markets and compete with us for advertising revenue.

In–Market Competition.  We also face more conventional competition from rivals that may be larger and have greater resources than we have.  These include:

•                                            other local free over–the–air broadcast stations, and

•                                            other media, such as newspapers and periodicals.

Deregulation.  Recent changes in law have also increased competition.  The 1996 Act created greater flexibility and removed some limits on station ownership.  Telephone, cable and some other companies are also free to provide video services in competition with us.  On February 19, 2002, the U.S. Court of Appeals for the D.C. Circuit vacated the FCC’s rule prohibiting the common ownership of a television station and a cable system that serve the same market.  As a result, new companies are able to enter our markets to compete with us.  In addition, the court remanded to the FCC the FCC’s decision to uphold its national ownership rule limiting entities from having “attributable interests” in television stations that reach more than 35% of all television households in the U.S. We currently reach approximately 25% of U.S. television households on a actual basis and approximately 15% using the formula specified by the FCC.  Our ability to expand through the acquisition of additional stations in new markets is limited by the current rules.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISKS

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

Name	Age	Title
David D. Smith	51	President and Director
David B. Amy	49	Secretary and Director
Dr. David McCarus	50	Director

Members of the board of directors are elected for one-year terms and until their successors are duly elected and qualified.  Executive officers are appointed by the board of directors annually to serve for one-year terms and until their successors are duly appointed and qualified.

In 1978, David D. Smith founded Comark Communications, Inc., a company engaged in the manufacture of high power transmitters for UHF television stations, and was an officer and director of Comark until 1986.  He also was a principal in other television stations prior to serving as a General Manager of WCWB from 1984 until 1986.  In 1986, David was instrumental in the formation of Sinclair Broadcast Group, Inc.  He has served as President and Chief Executive Officer since 1988 and as Chairman of the Board of Sinclair Broadcast Group, Inc. since September 1990.  David Smith is currently a member of the Board of Directors of Sinclair Ventures, Inc., Acrodyne Communications, Inc., G1440, Inc., Summa Holdings, Ltd., KDSM, Inc., and Safe Waterways in Maryland.

David B. Amy has served as Executive Vice President and Chief Financial Officer (“CFO”) since March 2001.  Prior to that, he served as Executive Vice President since September 1999 and as Vice President and CFO from September 1998 to September 1999.  Prior to that, he served as CFO since 1994.  In addition, he serves as Secretary of SCI, the Sinclair subsidiary that owns and operates the broadcasting operations.  Prior to his appointment as Vice President and CFO, Mr. Amy served as the Corporate Controller and the Chief Accounting Officer of Sinclair beginning in 1986.  Mr. Amy has over 18 years of broadcast experience, having joined Sinclair as a Business Manager for WCWB-TV in Pittsburgh.  Mr. Amy received his MBA degree from the University of Pittsburgh in 1981.  Mr. Amy is currently a member of the board of directors of Acrodyne Communications, Inc., G1440, Inc., and KDSM, Inc., and an advisor to Allegiance Capital, L.P.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the annual and long-term compensation by Sinclair for services rendered in all capacities during the year ended December 31, 2001 by the President and the other officers of KDSM who received total annual salary and bonus of $100,000 or more in 2001 (the named executive officers):

SUMMARY COMPENSATION TABLE

Annual Compensation

Name and Principle Position				Long-Term Compensation Securities Underlying Options Granted	All Other Compensation (b)

	Annual Compensation
	Year	Salary	Bonus (a)
David D. Smith President	2001	$1,000,008	—	—	$4,713
	2000	1,000,008	—	$150,000	6,659
	1999	1,072,500	$603,115	—	6,409

David B. Amy Secretary	2001	300,000	—	—	4,713
	2000	300,000	—	100,000	6,659
	1999	300,000	75,000	—	9,145

(a)          The bonuses reported in this column represent amounts awarded and paid during the fiscal years noted but relate to the fiscal year immediately prior to the year noted.

(b)         All other compensation consists of income deemed received for personal use of Sinclair-leased automobiles, our 401 (k) contribution, life insurance and long-term disability coverage.

Stock Options

The following table shows the number of stock options granted during 2001 and the 2001 year-end value of the stock options held by the named executive officers:

Name	Number of Securities Underlying Options Granted to Employees in Fiscal Year	Exercise Price per Share	Market Price on Date of Grant	Expiration Date	Potential Realizable Value At Assumed Annual Rates Of Stock Price Appreciation for Option Term
					0%	5%	10%
David D. Smith	—	—	—	—	—	—	—
David B. Amy	10,000	8.81	8.81		—	55,406	140,409

Aggregated Option Exercises in Last Fiscal Year and December 31, 2001 Option Values

The following table shows information regarding options exercised during 2001 and the number of securities underlying, and the value of the “in the money” options outstanding on December 31, 2001:

	Shares Acquired	Value	Number of Securities Underlying Unexercised Options at December 31, 2001		Value of Unexercised “In-the-Money” Options at December 31, 2001 (a)
Name	On Exercise	Realized	Excercisable	Unexercisable	Exercisable	Unexercisable
David D. Smith	—	—	75,000	75,000	$15,750	$15,750
David B. Amy	—	—	151,250	158,750	12,125	15,375

(a)          An “In-the-Money” option is an option for which the option price of the underlying stock is less than the market price at December 31, 2001, and all of the value shown reflects stock price appreciation since the granting of the option.

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

In September 1998, Sinclair entered into an amended employment agreement with David B. Amy, Executive Vice President and Chief Financial Officer of Sinclair and Secretary of KDSM.  The agreement does not have any specified termination date, and Sinclair has the right to terminate the employment of Mr. Amy at any time, with or without cause, subject to the payment of severance payments for termination without cause.  The severance payment due upon termination without cause is equal to one month’s base salary in effect at the time of the termination times the number of the years of continuous employment by Sinclair or its predecessor.  During each year, Mr. Amy will be entitled to receive compensation as determined by the compensation committee of Sinclair in consultation with the Chief Executive Officer of Sinclair.  Mr. Amy’s compensation may include a bonus in the sole discretion of the compensation committee of Sinclair.  The agreement also contains non-competition and confidentiality restrictions on Mr. Amy.

Compensation Committee Interlocks and Insider Participation

Other than as follows, no named executive officer is a director of a corporation that has a director or executive officer who is also a director of KDSM.  Each of David D. Smith and David B. Amy, both of whom are executive officers and directors of KDSM, is a director and/or executive officer of Sinclair.

During 2001, none of the named executive officers participated in any deliberations of our board of directors or the compensation committee relating to compensation of the named executive officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of KDSM, Inc. common stock as of March 15, 2002, by holders having beneficial ownership of more than five percent of KDSM, Inc. common stock.

	Common Stock
Name of Beneficial Owner	Number of Shares	Percent of Class
Sinclair Communications, Inc. 10706 Beaver Dam Road Hunt Valley, MD 21030	100	100%

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

Index to Schedules
Report of Independent Public Accountants
Schedule II—Valuation and Qualifying Account

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(a) (3) Index to Exhibits

The exhibit index in Item 14(c) is incorporated by reference in this report.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed by the registrant during the fourth quarter of the fiscal year ended December 31, 2001.

(c) Exhibits

The following exhibits are filed with this report:

EXHIBIT INDEX

Exhibit No.

Description

3.1	Amended and Restated Trust Agreement, dated as of March 12, 1997 among KDSM, Inc., First Union National Bank of Maryland, First Union Bank of Delaware, David D. Smith, and David B. Amy (1)

3.2	Articles of Incorporation of KDSM, Inc., as of April 22, 1996 (1)

3.3	By-Laws of KDSM, Inc. (1)

4.1	Indenture, dated as of March 12, 1997 among KDSM, Inc., Sinclair Broadcast Group, Inc., and its First Union National Bank of Maryland. (1)

4.2	Pledge and Security Agreement dated as of March 12, 1997 between KDSM, Inc. and First Union National Bank of Maryland (1)

4.3	Form of 11.625% High Yield Trust Offered Preferred Securities of Sinclair Capital (1)

4.4	Form of 11.625% Senior Debentures due 2009 of KDSM, Inc. (included in Exhibit 4.1) (1)

4.5	Form of Parent Guarantee Agreement between Sinclair Broadcast Group, Inc. and First Union National Bank of Maryland (1)

99.1	Arthur Andersen, Representation Letter

(1)   Incorporated by reference from the Company’s Registration Statement on Form S-4, No. 333-26427.

(d) Financial Statements Schedules

The financial statements schedules required by this Item are listed under Item 14 (a) (2)

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of March 2001.

KDSM, INC.

By:

/s/ David D. Smith

David D. Smith
President
Principal Executive Officer

SINCLAIR CAPITAL

By:

/s/ David B. Amy

David B. Amy
Administrative Trustee

Power of Attorney

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below under the heading “Signature” constitutes and appoints David B. Amy as his or her true and lawful attorney-in-fact, each acting alone, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead in any and all capacities to sign any or all amendments to this 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or their substitutes, each acting alone, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David D. Smith	Director and President, KDSM, Inc.	March 26, 2002
David D. Smith	(principal executive officer) Administrative Trustee, Sinclair Capital (principal executive officer)

/s/ David B.Amy	Director and Secretary, KDSM Inc.	March 26, 2002
David B. Amy	(principal financial and accounting officer) Administrative Trustee, Sinclair Capital (principal financial and accounting officer)

/s/ Dr. David McCarus	Director	March 26, 2002
Dr. David McCarus	KDSM, Inc.

KDSM, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of

Sinclair Broadcast Group, Inc.:

We have audited the accompanying consolidated balance sheets of KDSM, Inc. (a Maryland corporation and a wholly-owned subsidiary of Sinclair Broadcast Group, Inc.) and Subsidiaries (“the Company”) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2001.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KDSM, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Baltimore, Maryland,

March 8, 2002

KDSM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of December 31,
	2001	2000
ASSETS
CURRENT ASSETS:
Cash	$8	$72
Accounts receivable, net of allowance for doubtful accounts of $46 and $21, respectively	1,587	1,879
Dividends receivable from parent	1,085	1,085
Current portion of program contract costs	1,350	937
Prepaid expenses and other current assets	17	14
Deferred barter costs	63	38
Total current assets	4,110	4,025
PROPERTY AND EQUIPMENT, net	6,593	3,350
PROGRAM CONTRACT COSTS, less current portion	889	706
INVESTMENT IN PARENT PREFERRED SECURITIES	206,200	206,200
DUE FROM PARENT	27,252	22,717
OTHER ASSETS, net of accumulated amortization of $3,066 and $2,426, respectively	4,612	5,252
ACQUIRED INTANGIBLE BROADCAST ASSETS, net of accumulated amortization of $5,619 and $4,583, respectively	29,419	30,455
Total Assets	$279,075	$272,705

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$303	$75
Accrued liabilities	459	364
Current portion of program contracts payable	1,737	1,659
Current portion of capital lease	195	—
Deferred barter revenues	59	57
Subsidiary trust minority interest expense payable	969	969
Total current liabilities	3,722	3,124
CAPITAL LEASES	1,934	—
PROGRAM CONTRACTS PAYABLE	1,865	1,121
OTHER LONG TERM LIABILITIES	92	—
Total Liabilities	7,613	4,245
COMMITMENTS AND CONTINGENCIES
COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIESOF SUBSIDIARY TRUST HOLDING SOLELY KDSM SENIOR DEBENTURES	200,000	200,000
STOCKHOLDER’S EQUITY:
Common stock, $.01 par value, 1,000 shares authorized and 100 shares issued and outstanding	—	—
Additional paid-in capital	51,149	51,149
Retained earnings	20,313	17,311
Total Stockholder’s Equity	71,462	68,460
Total Liabilities and Stockholder’s Equity	$279,075	$272,705

The accompanying notes are an integral part of these consolidated statements.

KDSM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

(in thousands, except per share data)

	2001	2000	1999
REVENUES:
Station broadcast revenues, net of agency commissions of $1,053, $1,176 and $1,161, respectively	$7,758	$8,807	$8,461
Revenues realized from station barter arrangements	775	731	541
Total revenues	8,533	9,538	9,002

OPERATING EXPENSES:
Program and production	1,734	1,465	1,300
Selling, general and administrative	2,883	2,802	2,720
Expenses realized from station barter arrangements	629	636	392
Amortization of program contract costs and net realizable value adjustments	1,788	1,483	1,483
Depreciation and write-off of property and equipment	618	419	400
Amortization of acquired intangible broadcast assets and other assets	1,036	1,050	1,032
Total operating expenses	8,688	7,855	7,327
Broadcast operating income	(155)	1,683	1,675

OTHER INCOME (EXPENSE):
Parent preferred stock dividend income	26,033	26,033	26,033
Subsidiary trust minority interest expense	(23,890)	(23,890)	(23,890)
Capital lease interest expense	(81)	—	—
Interest income	1,095	1,179	671
Income before allocation of consolidated federal income taxes and state income taxes	3,002	5,005	4,489

ALLOCATION OF CONSOLIDATED FEDERAL INCOME TAX BENEFIT	—	—	(3,642)
STATE INCOME TAX BENEFIT	—	—	(846)
NET INCOME	$3,002	$5,005	$8,977

Net income per common share	$30,020	$50,050	$89,770

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	100	100	100

The accompanying notes are an integral part of these consolidated statements.

KDSM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

(in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholder’s Equity
BALANCE, December 31, 1998	$—	$51,149	$3,329	$54,478
Net income	—	—	8,977	8,977
BALANCE, December 31, 1999	—	51,149	12,306	63,455
Net income	—	—	5,005	5,005
BALANCE, December 31, 2000	—	51,149	17,311	68,460
Net income	—	—	3,002	3,002
BALANCE, December 31, 2001	$—	$51,149	$20,313	$71,462

The accompanying notes are an integral part of these consolidated statements.

KDSM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

(in thousands)

	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,002	$5,005	$8,977
Adjustments to reconcile net income to net cash flows from operating activities—
Depreciation of property and equipment	618	419	400
Amortization of acquired intangible broadcast assets	1,036	1,050	1,032
Amortization of deferred financing costs	640	640	640
Amortization of program contract costs and net realizable value adjustments	1,788	1,483	1,483
Net effect of change in deferred barter revenues and deferred barter costs	(24)	(4)	(51)
Changes in assets and liabilities, net of effects of acquisitions and dispositions—
Decrease in accounts receivable, net	292	22	206
Decrease (increase) in prepaid expenses and other current assets	(3)	(6)	17
Increase in accounts payable and accrued liabilities	323	28	8
Decrease in deferred state taxes	—	—	(846)
Increase in other long term liabilities	109	—	—
Payments on program contracts payable	(1,561)	(1,669)	(1,438)
Net cash flows from operating activities	6,220	6,968	10,428
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,727)	(955)	(151)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in due from parent	(4,557)	(5,950)	(10,275)
NET (DECREASE) INCREASE IN CASH	(64)	63	2
CASH, beginning of period	72	9	7
CASH, end of period	$8	$72	$9

SUPPLEMENTAL SCHEDULE OF INVESTING AND FINANCING ACTIVITIES:
Subsidiary trust minority interest payments	$23,250	$23,250	$23,250
Parent preferred stock dividend income	$26,033	$26,033	$26,033

The accompanying notes are an integral part of these consolidated statements.

KDSM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying consolidated financial statements include the accounts of KDSM, Inc., Sinclair Capital (a subsidiary trust), and KDSM Licensee, Inc., which are collectively referred to hereafter as “the Company” or “KDSM”.  The Company is a television broadcaster serving the Des Moines, Iowa area through station KDSM on Channel 17.  KDSM owns all the issued and outstanding common stock of KDSM Licensee, Inc. and all of the common trust interests of Sinclair Capital.  All intercompany amounts are eliminated in consolidation.

Accounts Receivable

Management regularly reviews accounts receivable and determines an appropriate estimate for the allowance for doubtful accounts based upon the impact of economic conditions on the merchant’s ability to pay, past collection experience and such other factors which, in management’s judgment, deserve current recognition.  In turn, a provision is charged against earnings in order to maintain the allowance level.  The allowance for doubtful accounts at December 31, 2001 and 2000 was $46 and $21 respectively.

New Accounting Pronouncement

In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill and certain other intangible assets including broadcast licenses.  SFAS No. 142 also establishes a new method of testing goodwill and the broadcast license for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.  The adoption of SFAS No. 142 will result in the Company’s discontinuation of amortization of its goodwill and broadcast license; however, the Company will be required to test its goodwill and broadcast license for impairment under the new standard during 2002, which could have an adverse effect on the Company’s future results of operations if an impairment occurs.  The Company is currently in the process of testing goodwill and its broadcast license for impairment and the overall impact of SFAS No. 142, however management has not yet had sufficient time to complete such evaluation.  During the year ended December 31, 2001, the Company incurred goodwill amortization expense of $673,000.  During the year ended December 31, 2001, the Company incurred amortization expense related to its broadcast license of $199,000.  Amortization expense for the year 2002 is projected to be $673,000 related to its goodwill and $199,000 related to its broadcast license.  As a result of implementing SFAS No. 142 on January 1, 2002, the Company’s pretax income will be higher by these amounts, assuming no impairment charges are incurred.

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

The rights to program materials are reflected in the accompanying Consolidated Balance Sheets at the lower of unamortized cost or estimated net realizable value.  Estimated net realizable values are based upon management’s expectation of future advertising revenues net of sales commissions to be generated by the program material.  Amortization of program contract costs is generally computed using either a four year accelerated method or based on usage, whichever yields the greater amortization for each program.  Program contract costs estimated by management to be amortized in the succeeding year are classified as current assets.  Payments of program contract liabilities are typically paid on a scheduled basis and are not affected by adjustments for amortization or estimated net realizable value.

Barter Arrangements

Certain program contracts provide for the exchange of advertising air time in lieu of cash payments for the rights to such programming.  These contracts are recorded as the programs are aired at the estimated fair value of the advertising air time given in exchange for the program rights.  Network programming is excluded from these calculations.

The Company broadcasts certain customers’ advertising in exchange for equipment, merchandise and services.  The estimated fair value of the equipment, merchandise or services received is recorded as deferred barter costs and the corresponding obligation to broadcast advertising is recorded as deferred barter revenues.  The deferred barter costs are expensed or capitalized as they are used, consumed or received.  Deferred barter revenues are recognized as the related advertising is aired.

Other Assets

Other assets primarily consist of costs related to the issuance of the 11.625% High Yield Trust Offered Preferred Securities (the “HYTOPS” or the “Trust Preferred Securities”) of Sinclair Capital, a subsidiary trust of the Company in March of 1997.  These costs are being amortized on a straight line basis over a 12 year period which represents the date they are mandatorily redeemable.

Acquired Intangible Broadcast Assets

Acquired intangible broadcast assets are being amortized over periods of 15 to 40 years.  These amounts result from the acquisition of the broadcast assets of KDSM-TV by Sinclair Broadcast Group, Inc. (“Sinclair”) from River City Broadcasting L.P. (“RCB”).  The Company monitors and continually evaluates the realizability of intangible and tangible assets and the existence of any impairment to its recoverability based on the projected undiscounted cash flows of the respective stations.  Management believes that the carrying amounts of the Company’s tangible and intangible assets have not been impaired.

Intangible assets, at cost, as of December 31, 2001 and 2000, consisted of the following (in thousands):

	Amortization Period	2001	2000
Goodwill	40 years	$26,938	$26,938
Decaying advertiser base	15 years	1,452	1,452
FCC licenses	25 years	4,966	4,966
Network affiliations	25 years	1,682	1,682
		35,038	35,038
Less - Accumulated amortization		(5,619)	(4,583)
		$29,419	$30,455

Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2001 and 2000 (in thousands):

	2001	2000
Compensation	$228	$223
Other	231	141
	$459	$364

Revenues

Broadcasting revenues are derived principally from the sale of program time and spot announcements to local, regional, and national advertisers.  Advertising revenue is recognized in the period during which the program time and spot announcements are broadcast.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform with the current year presentation.

2.              PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost, less accumulated depreciation.  Depreciation is computed under the straight-line method over the following estimated useful lives:

Buildings and improvements	10 - 35 years
Station equipment	5 - 10 years
Office furniture and equipment	5 - 10 years
Leasehold improvements	10 - 31 years
Automotive equipment	3 - 5 years

Property and equipment consisted of the following as of December 31, 2001 and 2000 (in thousands):

	2001	2000
Buildings and improvements	$860	$843
Station equipment	5,298	3,133
Office furniture and equipment	362	331
Leasehold improvements	34	34
Automotive equipment	210	93
Construction in progress	1,941	661
	8,705	5,095
Less - Accumulated depreciation	(2,112)	(1,745)
	$6,593	$3,350

During 2001, the Company wrote-off $251,000 of fixed assets which represents the net book value of damaged, obsolete, or abandoned property.

3.              PROGRAM CONTRACTS PAYABLE:

Future payments required under program contracts payable as of December 31, 2001 were as follows (in thousands):

2002	$1,737
2003	843
2004	670
2005	313
2006	39
3,602
Less: Current portion	(1,737)
Long-term portion of program contracts payable	$1,865

Included in the current portion amounts are payments due in arrears of $275,000.  In addition, the Company has entered into non-cancelable commitments for future program rights aggregating $718,000 as of December 31, 2001.

The Company performs a net realizable value calculation for each of its non-cancelable commitments in accordance with SFAS No. 63, “Financial Reporting by Broadcasters.” The Company utilizes sales information to estimate the future revenue of each commitment and measures that amount against the amount of the commitment.  If the estimated future revenue is less than the amount of the commitment, a write down to the value of the asset is considered.

The Company has estimated the fair value of its program contract payables and non-cancelable commitments at approximately $3.0 million and $578,000 , respectively, at December 31, 2001, and $2.4 million and $1.8 million, respectively, as of December 31, 2000, based on future cash flows discounted at the Company’s current borrowing rate.

4.              RELATED PARTY TRANSACTIONS:

The financial statements of KDSM are included in the consolidated financial statements of Sinclair Broadcast Group, Inc. (“Sinclair”).  Sinclair corporate expenses are allocated to KDSM and each of the Sinclair subsidiaries to cover the salaries and expenses of senior management, and other support functions.  Total management fees and expenses, including allocated corporate expenses, for the years ended December 31, 2001, 2000 and 1999 were approximately $290,000, $292,000 and $258,000, respectively.  Certain of these costs have been allocated to KDSM based upon a ratio of KDSM’s net revenue to total consolidated Sinclair net revenues.  Management believes that the allocation method is reasonable and that these amounts approximate the charges which would have been incurred had KDSM been on a stand-alone basis.  Sinclair also provides and receives short-term cash advances to and from KDSM through a central cash management system.  No interest is charged or received for these advances.  The total amount due from Sinclair was approximately $27.3 million and $22.7 million as of December 31, 2001 and 2000, respectively.

5.              INCOME TAXES:

Sinclair files a consolidated federal income tax return and separate state tax returns for each of its subsidiaries.  It is Sinclair’s policy to charge KDSM for its federal income tax provision through intercompany charges, and KDSM is directly responsible for its current state tax liabilities.  The accompanying financial statements have been prepared in accordance with the separate return method of SFAS No. 109, whereby the allocation of federal tax provision/(benefit) due to/from the Parent is based on what the subsidiary’s current and deferred federal tax provision/(benefit) would have been had the subsidiary filed a federal income tax return outside its consolidated group.  KDSM is required to reimburse Sinclair only when it experiences a federal tax provision and the benefit allocated to KDSM from the Parent related to dividends on the Parent Preferred Stock is limited to KDSM’s cumulative federal tax provision.  The federal income tax provision is recorded as an intercompany charge and included as a reduction of the due from Parent amount in the accompanying consolidated balance sheets as a current obligation.  Accordingly, KDSM has no federal deferred income taxes.  Since KDSM is directly responsible for its state taxes, all deferred tax assets or liabilities are related to state income taxes.  The Company had no alternative minimum tax credit carryforwards as of December 31, 2001 and 2000.

The allocation of consolidated income taxes consists of the following for the years ended December 31, 2001, 2000 and 1999 (in thousands):

	2001	2000	1999
Current:
Federal	$—	$—	$(3,642)

Deferred:
State	—	—	(846)
	$—	$—	$(4,488)

The following is a reconciliation of federal income taxes at the applicable statutory rate to the recorded provision:

	2001	2000	1999
Statutory federal income taxes	35.0%	35.0%	35.0%
Adjustments -
State income taxes	7.9	7.9	7.9
Non-deductible expense items	1.2	1.0	1.0
Tax benefit related to dividends on Parent Preferred stock (a)	(43.1)	(42.9)	(130.0)
Other	(1.0)	(1.0)	(13.9)

Provision for income taxes	0.0%	0.0%	(100.0% )

(a)          In March 1997, the Company issued the HYTOPS securities.  In connection with this transaction, Sinclair Broadcast Group, Inc. (the “Parent”) issued $206.2 million of Series C Preferred Stock (the “Parent Preferred Stock”) to KDSM, Inc., a wholly owned subsidiary.  Parent Preferred Stock dividends paid to KDSM, Inc. are considered taxable income for Federal tax purposes.  The Parent Preferred Stock dividends paid to KDSM are reflected as other income for KDSM’s book purposes, but are excluded as an expense from Sinclair Broadcast Group, Inc’s consolidated operations as the amounts eliminate in consolidation.  Also for Federal tax purposes, KDSM, Inc. is allowed a tax deduction for dividends received on the Parent Preferred Stock in an amount equal to Parent Preferred Stock dividends received in each taxable year limited to the extent that the Parent’s consolidated group has “earnings and profits.” To the extent that dividends received by KDSM, Inc. are in excess of the Parent’s consolidated group earnings and profits, KDSM will reduce its tax basis in the Parent Preferred Stock which gives rise to a deferred tax liability (to be recognized upon redemption).  During the years ended December 31, 1999 and 2000, the Parent generated a significant amount of “earnings and profits” though the sale of a significant amount of assets at a gain.  KDSM therefore avoided a reduction in basis of its Parent Preferred Stock.  In the year ended December 31, 2001, the Parent had sufficient cumulative “earnings and profits” and KDSM avoided a reduction of basis in its Parent Preferred Stock.

The following table summarizes the state tax effects of the significant types of temporary differences between financial reporting basis and tax basis as of the years ended December 31, 2001 and 2000 (in thousands):

	2001	2000
Deferred Tax Assets
Net operating losses	$8,857	$6,956
Other	11	9
	8,868	6,965
Valuation allowance	(4,766)	(2,951)
	$4,102	$4,014
Deferred Tax Liabilities
Fixed assets and intangibles	$(639)	$(556)
Preferred stock deferred tax liability
[see (a) above]	(3,462)	(3,462)
Other	(1)	4
	$(4,102)	$(4,014)

The Company establishes valuation allowances in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes.  The Company continually reviews the adequacy of the valuation allowance and is recognizing these benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

The deferred state tax assets and liabilities represent the state tax benefits related to the temporary differences listed above.  The estimated blended federal and state statutory rate was 41.9% for the years ended December 31, 2001 and 2000.

6.              EMPLOYEE BENEFITS:

KDSM participates in Sinclair’s retirement savings plan under Section 401(k) of the Internal Revenue Code.  This plan covers substantially all employees of the Company who meet minimum age or service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis.  Contributions from the Company are made on an annual basis in an amount equal to 50% of the participating employee contributions, to the extent such contributions do not exceed 4% of the employees’ eligible compensation during the year.

7.              COMMITMENTS AND CONTINGENCIES:

Litigation

The Company is involved in certain litigation matters arising in the normal course of business.  In the opinion of management, these matters are not significant and will not have a material adverse effect on the Company’s financial position.

Leases

The Company leases certain property and equipment under non-cancelable operating lease agreements.  Rental expense charged to income for the years ended December 31, 2001, 2000, and 1999 was approximately $14,000, $12,000, and $23,000, respectively.  In addition, in 2001, the Company entered into a 25 year capital lease for a digital tower.  The lease was recorded at $2.1 million, which is the present value of the future minimum lease payments.  Future minimum payments under the leases are as follows (in thousands):

Year ending December 31, 2001	Capital leases	Operating leases
2002	$195	$5
2003	202	2
2004	210	2
2005	219	2
2006	228	—
Thereafter	6,878	—
Total future minimum lease payments	7,932	$11
Less - interest	(5,803)
Less current portion	(195)
Present value of future capital lease payments	$1,934

Affiliation Agreement

The Company continues to carry Fox programming notwithstanding the fact that their affiliation agreement has expired.  Fox affiliation agreement expired in 2001, in part as a result of Fox having failed to exercise an option to renew the affiliation agreement for an additional five years.  Sinclair is currently in discussion with Fox to secure a long-term affiliation agreement for KDSM and expects such discussions to be successful.

Upon the termination of the above affiliation agreement, the Company would be required to establish a new affiliation with another network or operate as an independent.  At such time, the remaining value of the network affiliation asset may be impaired and the Company would be required to write down the value of the asset.

8.              COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES
OF SUBSIDIARY TRUST HOLDING SOLELY KDSM SENIOR DEBENTURES:

In March 1997, the Company completed a private placement of $200 million aggregate liquidation value of HYTOPS.  The Trust Preferred Securities were issued March 12, 1997, mature March 15, 2009, are mandatorily redeemable at maturity and provide for quarterly distributions to be paid in arrears beginning June 15, 1997.  The Trust Preferred Securities were sold to “qualified institutional buyers” (as defined in Rule 144A under the Securities Act of 1933, as amended) and a limited number of institutional “accredited investors” and the offering was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) of the Securities Act and Rule 144A thereunder.  The Company utilized the proceeds of the private placement combined with other capital contributions to acquire $206.2 million of 12.625% Series C Preferred Stock (the “Parent Preferred Securities”) of Sinclair.

Pursuant to a Registration Rights Agreement entered into in connection with the private placement of the Trust Preferred Securities, Sinclair Capital offered holders of the Trust Preferred Securities the right to exchange the Trust Preferred Securities with new Trust Preferred Securities having the same terms as the existing securities, except that the exchange of the new Trust Preferred Securities for the existing Trust Preferred Securities has been registered under the Securities Act.  On May 2, 1997, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission for the purpose of registering the new Trust Preferred Securities to be offered in exchange for the aforementioned existing Trust Preferred Securities issued by the Company in March 1997 (the “Exchange Offer”).  The Company’s Exchange Offer was closed and became effective on August 11, 1997, at which time all of the existing Trust Preferred Securities were exchanged for new Trust Preferred Securities.

9.              PARENT PREFERRED SECURITIES:

In March 1997, the Company utilized the proceeds of the Trust Preferred Securities combined with other capital contributions to acquire $206.2 million of 12.625% Parent Preferred Securities issued by Sinclair.  The Parent Preferred Securities were issued March 12, 1997, mature March 15, 2009, are mandatorily redeemable at maturity, and provide for quarterly distributions to be paid in arrears beginning June 15, 1997.

Pursuant to a Registration Rights Agreement entered into in connection with the private placement of the Trust Preferred Securities, Sinclair was obligated to exchange the existing Parent Preferred Securities (the “Old Parent Preferred”) with New Parent Preferred Securities (the “New Parent Preferred”) registered under the Securities Act.  The terms of the New Parent Preferred are identical in all material respects to those of the Old Parent Preferred.  A registration statement was filed on May 2, 1997 with respect to registering the New Parent Preferred, and was declared effective on July 14, 1997 and the exchange has been completed.

The Company intends to hold the New Parent Preferred securities until maturity.  In accordance with management’s intentions, these investments are carried at cost.  Any permanent impairment to the investment will result in a write-off of the investment at the time of the impairment.

10.       QUARTERLY FINANCIAL INFORMATION (UNAUDITED, in thousands):

	Quarter Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Total revenues	$2,157	$2,083	$1,945	$2,348
Operating income	(26)	148	(68)	(209)
Net income	765	963	761	513
Net income per common share	7,650	9,630	7,610	5,130

	Quarter Ended
	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000
Total revenues	$2,401	$2,366	$2,247	$2,524
Operating income	180	585	443	475
Net income	867	1,269	1,413	1,456
Net income per common share	8,670	12,690	14,130	14,560

KDSM, INC. AND SUBSIDIARIES

INDEX TO SCHEDULES

Report of Independent Public Accountants
Schedule II - Valuation and Qualifying Accounts

All schedules except those listed above are omitted as not applicable or not required or the required information is included in the consolidated financial statements or in the notes thereto.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of

Sinclair Broadcast Group, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated balance sheets, statements of operations, changes in stockholder’s equity and cash flows of KDSM, Inc. and Subsidiaries included in this Form 10-K and have issued our report thereon dated March 8, 2002.  Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole.  The schedule listed in the accompanying index is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements.  This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Baltimore, Maryland,

March 8, 2002

SCHEDULE II

KDSM, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
1999
Allowance for doubtful accounts	$33	$25	$39	$19
2000
Allowance for doubtful accounts	19	51	49	21
2001
Allowance for doubtful accounts	21	56	31	46