Form 10-Q
period 2002-03-31
KDSM INC
filed 2002-05-14
CIK 1039583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to                             .

Commission File Number :  333-26427-01

KDSM, INC.

(Exact name of Registrant as specified in its charter)

Maryland	52-1975792
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

10706 Beaver Dam Road

Hunt Valley, Maryland 21093

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

Hunt Valley, Maryland 21093

(Address of principal executive offices)

(410)  568-1500

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year-if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

As of May 9, 2002, there were 100 shares of Common Stock, $0.01 par value of KDSM, Inc., issued and outstanding and 2,000,000 shares of $200 million aggregate liquidation value of 11 5/8% High Yield Trust Offered Preferred Securities of Sinclair Capital, a subsidiary trust of KDSM, Inc., issued and outstanding.

The registrants each meet the conditions for reduced disclosure set forth in General Instruction H (1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

KDSM, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended March 31, 2002

KDSM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$80	$8
Accounts receivable, net of allowance for doubtful accounts	1,282	1,587
Dividends receivable from parent	1,085	1,085
Current portion of program contract costs	998	1,350
Prepaid expenses and other current assets	71	17
Deferred barter costs	59	63
Total current assets	3,575	4,110
PROPERTY AND EQUIPMENT, net	6,704	6,593
PROGRAM CONTRACT COSTS, less current portion	684	889
INVESTMENT IN PARENT PREFERRED SECURITIES	206,200	206,200
DUE FROM PARENT	28,168	27,252
OTHER ASSETS, net of accumulated amortization of $3,226 and $3,066, respectively	4,452	4,612
ACQUIRED INTANGIBLE BROADCAST ASSETS, net of accumulated amortization of $5,660 and $5,619, respectively	29,378	29,419
Total Assets	$279,161	$279,075

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable	$201	$303
Accrued liabilities	385	459
Current portion of program contracts payable	1,322	1,737
Current portion of capital lease	196	195
Deferred barter revenues	41	59
Subsidiary trust minority interest expense payable	969	969
Total current liabilities	3,114	3,722
CAPITAL LEASES	1,946	1,934
PROGRAM CONTRACTS PAYABLE	1,670	1,865
OTHER LONG TERM LIABILITIES	86	92
Total Liabilities	6,816	7,613
COMMITMENTS AND CONTINGENCIES
COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY KDSM SENIOR DEBENTURES	200,000	200,000

STOCKHOLDER’S EQUITY:
Common stock, $.01 par value, 1,000 shares authorized and 100 shares issued and outstanding	—	—
Additional paid-in capital	51,149	51,149
Retained earnings	21,196	20,313
Total Stockholder’s Equity	72,345	71,462
Total Liabilities and Stockholder’s Equity	$279,161	$279,075

The accompanying notes are an integral part of these consolidated statements.

KDSM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data) (Unaudited)

	March 31, 2002	March 31, 2001

REVENUES:
Station broadcast revenues, net of agency commissions of $234 and $283, respectively	$1,790	$2,006
Revenues realized from station barter arrangements	143	151
Total revenues	1,933	2,157

OPERATING EXPENSES:
Program and production	473	433
Selling, general and administrative	660	725
Expenses realized from station barter arrangements	102	128
Amortization of program contract costs and net realizable value adjustments	429	531
Depreciation and write-off of property and equipment	139	107
Amortization of acquired intangible broadcast assets and other assets	41	259
Total operating expenses	1,844	2,183
Broadcast operating income (loss)	89	(26)

OTHER INCOME (EXPENSE):
Parent preferred stock dividend income	6,508	6,508
Subsidiary trust minority interest expense	(5,972)	(5,972)
Capital lease interest expense	(61)	—
Interest income	319	255
Income before allocation of consolidated federal income taxes and state income taxes	883	765

ALLOCATION OF CONSOLIDATED FEDERAL INCOME TAX BENEFIT	—	—
STATE INCOME TAX BENEFIT	—	—
NET INCOME	$883	$765

Net income per common share	$8,830	$7,650

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC AND DILUTED	100	100

The accompanying notes are an integral part of these consolidated statements.

KDSM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2002

(in thousands) (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholder’s Equity

BALANCE, December 31, 2001	$—	$51,149	$20,313	$71,462
Net income	—	—	883	883
BALANCE, March 31, 2002	$—	$51,149	$21,196	$72,345

The accompanying notes are an integral part of this unaudited consolidated statement.

KDSM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Three Months Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$883	$765
Adjustments to reconcile net income to net cash flows from operating activities -
Depreciation of property and equipment	139	107
Amortization of acquired intangible broadcast assets and other assets	41	259
Amortization of deferred financing costs	160	160
Amortization of program contract costs and net realizable value adjustments	429	531
Changes in assets and liabilities, net of effects of acquisitions and dispositions -
Decrease in accounts receivable, net	305	289
Increase in prepaid expenses and other current assets	(54)	(14)
Increase in accounts payable and accrued liabilities	(176)	96
Increase in other long term liabilities	7	—
Net effect of change in deferred barter revenues and deferred barter costs	(14)	(2)
Payments on program contracts payable	(482)	(631)
Net cash flows from operating activities	1,238	1,560
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(230)	(708)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in due from parent	(936)	(884)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	72	(32)
CASH AND CASH EQUIVALENTS, beginning of period	8	72
CASH AND CASH EQUIVALENTS, end of period	$80	$40

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Parent preferred stock dividends	$6,508	$6,508
Subsidiary trust minority interest payments	$5,812	$5,812

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

Interim Financial Statements

The consolidated financial statements for the three months ended March 31, 2002 and 2001 are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, and cash flows for these periods.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financial statements do not include all disclosures normally included with audited consolidated financial statements, and, accordingly, should be read in conjunction with the financial statements and notes thereto as of  December 31, 2001 and for the year then ended.  The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

Recent Accounting Pronouncement

In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires companies to cease amortizing goodwill and certain other intangible assets including broadcast licenses.  SFAS No. 142 also establishes a new method of testing goodwill and broadcast licenses for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.  The adoption of SFAS No. 142 resulted in discontinuation of amortization of our goodwill and broadcast license commencing January 1, 2002; however, we are required to test goodwill and broadcast licenses for impairment under the new standard during 2002.

During the three months ended March 31, 2002, we tested our broadcast license for impairment in accordance with SFAS No. 142 based on the fair value of such license in its respective market. The fair value was then compared to the book value to determine whether any impairment had occurred.  As a result of this analysis, during the three months ended March 31, 2002, there was no impairment of our broadcast license.

We are currently in the process of testing goodwill for impairment under SFAS No. 142.  As a result of the first phase of this testing, we require additional testing for impairment of goodwill.  The net carrying amount of our goodwill at March 31, 2002 was $23.2 million.  We are in the process of obtaining an appraisal and will complete such testing by December 31, 2002.  The following table shows the effect on net income and earnings per share, had we adopted SFAS No. 142 on January 1, 2001.

	For the Three Months Ended March 31,
	2002	2001
Reported net income	$883	$765
Add: goodwill amortization	—	168
Add: broadcast license amortization	—	50
Adjusted net income	$883	$983

Basic Earnings Per Share:
Reported net income	8,830	7,650
Goodwill amortization	—	1,680
Broadcast license amortization	—	500
Adjusted net income	$8,830	$9,830

Diluted Earnings Per Share:
Reported net income	8,830	7,650
Goodwill amortization	—	1,680
Broadcast license amortization	—	500
Adjusted net income	$8,830	$9,830

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

3.              COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF TRUST:

In March 1997, we completed an offering of $200 million aggregate liquidation value of 11 5/8% High Yield Trust Offered Preferred Securities (the “HYTOPS”) of Sinclair Capital, a subsidiary trust of ours.  The HYTOPS were issued March 12, 1997, mature March 15, 2009, are mandatorily redeemable at maturity, and provide for quarterly distributions to be paid in arrears beginning June 15, 1997.  We utilized the proceeds of the offering combined with other capital contributions to acquire $206.2 million of 12 5/8% Series C Preferred Stock (the “Sinclair Preferred Securities”) of Sinclair.

4.     PARENT PREFERRED SECURITIES:

In March 1997, we utilized the proceeds of the HYTOPS combined with other capital contributions to acquire $206.2 million of 12 5/8% Sinclair Preferred Securities, issued by us.  The Sinclair Preferred Securities were issued March 12, 1997, mature March 15, 2009, are mandatorily redeemable at maturity, and provide for quarterly distributions to be paid in arrears beginning June 15, 1997.

5.     INCOME TAXES:

For the three months ended March 31, 2002 and 2001, we had sufficient cumulative earnings and profits from prior years to allow us to utilize all of the dividends received deduction associated with the HYTOPS.  As a result, no income tax provision was required by us for the three months ended March 31, 2002 and 2001.

MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following analysis should be read in conjunction with the unaudited financial statements of KDSM, Inc. and related notes included elsewhere in this quarterly report and the audited financial statements and Management’s Discussion and Analysis contained in our Form 10-K, for the fiscal year ended December 31, 2001.

This report includes or incorporates forward-looking statements.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to risks, uncertainties and assumptions about us, including, among other things:

•            the impact of changes in national and regional economies,

•            higher levels of programming costs,

•            the continuing impact of the terrorist attacks of September 11, 2001 and the impact of any additional terrorist attacks which may occur,

•            our ability to service our outstanding debt,

•            our ability to attract and maintain local and national advertising,

•            changes in the makeup of the population in the area where our station is located,

•            the activities of our competitors,

•            the popularity of our programming, and

•            the effects of governmental regulation of broadcasting or changes in those regulations and court actions interpreting those regulations.

Other matters set forth in this report including the risk factors set forth in Sinclair Broadcast Group, Inc.’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2002, may also cause actual results in the future to differ materially from those described in the forward-looking statements.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

The following table sets forth certain operating data for the three months ended March 31, 2002 and 2001:

	Three Months Ended March 31,
	2002	2001
OPERATING DATA (dollars in thousands):
Net broadcast revenues (a)	$1,790	$2,006
Barter revenues	143	151
Total revenues	1,933	2,157
Operating costs (b)	1,133	1,158

Expenses from barter arrangements	102	128
Depreciation and amortization (c)	609	897
Broadcast operating income (loss)	89	(26)
Dividend and interest income (d)	6,827	6,763
Capital lease interest expense	(61)	—

Subsidiary trust minority interest expense (e)	(5,972)	(5,972)
Net income before income taxes	883	765
Income taxes	—	—
Net income	$883	$765

OTHER DATA:
Broadcast cash flow (BCF) (f)	$294	$310
BCF margin (g)	16.4%	15.5%
Adjusted EBITDA (h)	$209	$246
Adjusted EBITDA margin (g)	11.7%	12.3%
Program contract payments	$482	$631
Corporate management fees	85	64

a)        “Net broadcast revenue” is defined as broadcast revenue net of agency commissions.

b)       “Operating costs” include programming and production expenses, selling, general and administrative expenses and stock based compensation.

c)              Depreciation and amortization includes amortization of program contract costs and net realizable value adjustments, depreciation and amortization of property and equipment, and amortization of acquired intangible broadcast assets and other assets, and costs related to excess syndicated programming.

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

Results of Operations

Three Months Ended March 31, 2002 and 2001

Net broadcast revenues decreased to $1.8 million for the three months ended March 31, 2002 from $2.0 million for the three months ended March 31, 2001, or 10.0%.  The decrease in net broadcast revenues for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 resulted from a decrease in national revenues of $116,000 and local revenues of $157,000 which was primarily related to the soft advertising market across most revenue categories.

Operating costs decreased to $1.13 million for the three months ended March 31, 2002 from $1.16 million for the three months ended March 31, 2001, or 2.6%. The decrease in operating costs for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 related to a decrease in sales expenses, commissions, and production expenses, offset by an increase primarily related to our commencement of our shared news programming with KGAN-TV, a Sinclair station in Cedar Rapids, IA, that began in early March 2001, and an increase in general and administrative expenses and music license fees.

Depreciation and amortization decreased to $609,000 for the three months ended March 31, 2002 from $897,000 for the three months ended March 31, 2001.  The decrease in depreciation and amortization for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 primarily resulted from the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which resulted in the discontinuation of amortization of our goodwill and broadcast license, offset by an increase in depreciation of fixed assets related to our property additions and an increase in program contract additions.

Broadcast operating income for the three months ended March 31, 2002 was $89,000 compared to broadcast operating loss of $26,000 for the three months ended March 31, 2001.  The increase in broadcast operating income for the three months ended March 31, 2002 was primarily attributable to the adoption of SFAS No. 142 which resulted in the discontinuation of amortization of our goodwill and our broadcast license.

No income tax provision was recorded for the three months ended March 31, 2002 and 2001 because of our ability to use all of the dividends received deduction associated with the HYTOPS.  Our effective tax rate for the three months ended March 31, 2002 and 2001 was zero.

Net income increased to $883,000 for the three months ended March 31, 2002 from $765,000 for the three months ended March 31, 2001.  The increase in net income for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 primarily resulted from an increase in interest income and a decrease in operating expenses and a decrease in amortization due to the adoption of SFAS No. 142 which resulted in the discontinuation of amortization of our goodwill and broadcast license, offset by a decrease in revenues related to the soft advertising market.

Broadcast cash flow decreased to $294,000 for the three months ended March 31, 2002 from $310,000 for the three months ended March 31, 2001, or 5.2%.  The decrease in broadcast cash flow for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 primarily resulted from a decrease in revenues related to the soft advertising market, offset by decreased operating expenses.  Our broadcast cash flow margin increased to 16.4% for the three months ended March 31, 2002 from 15.5% for the three months ended March 31, 2001.

Adjusted EBITDA decreased to $209,000 for the three months ended March 31, 2002 from $246,000 for the three months ended March 31, 2001, or 15.0%.  The decrease in adjusted EBITDA for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 resulted from the circumstances affecting the broadcast cash flow as noted above and an increase in corporate management fees of $21,000.  For reasons noted above, our adjusted EBITDA margin decreased to 11.7% for the three months ended March 31, 2002 from 12.3% for the three months ended March 31, 2001.

Recent Accounting Pronouncement

In June 2001, the Financial Accounting Standards Board approved SFAS No. 142. SFAS No. 142 requires companies to cease amortizing goodwill and certain other intangible assets including broadcast licenses.  SFAS No. 142 also establishes a new method of testing goodwill and broadcast licenses for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.  The adoption of SFAS No. 142 resulted in discontinuation of amortization of our goodwill and broadcast license commencing January 1, 2002; however, we are required to test goodwill and broadcast licenses for impairment under the new standard during 2002.

During the three months ended March 31, 2002, we tested our broadcast license for impairment in accordance with SFAS No. 142 based on the fair value of such license in its respective market. The fair value was then compared to the book value to determine whether any impairment had occurred.  As a result of this analysis, during the three months ended March 31, 2002, there was no impairment of our broadcast license.

We are currently in the process of testing goodwill for impairment under SFAS No. 142.  As a result of the first phase of this testing, we require additional testing for impairment of goodwill.  The net carrying amount of our goodwill at March 31, 2002 was $23.2 million.  We are in the process of obtaining an appraisal and will complete such testing by December 31, 2002.

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      None.

(b) Reports on Form 8-K

      None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 13th day of May 2002.

KDSM, INC.

by:	/s/ David B. Amy
David B. Amy
Principal Accounting Officer