Form 10-Q
period 2002-06-30
KDSM INC
filed 2002-08-14
CIK 1039583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
☒

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

As of July 26, 2002, there were 100 shares of Common Stock, $0.01 par value of KDSM, Inc., issued and outstanding and 2,000,000 shares of $200 million aggregate liquidation value of 11 5/8% High Yield Trust Offered Preferred Securities of Sinclair Capital, a subsidiary trust of KDSM, Inc., issued and outstanding.

The registrants each meet the conditions for reduced disclosure set forth in General Instruction H (1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

KDSM, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended June 30, 2002

KDSM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$37	$8
Accounts receivable, net of allowance for doubtful accounts	1,178	1,587
Dividends receivable from Parent	1,085	1,085
Current portion of program contract costs	832	1,350
Prepaid expenses and other current assets	18	17
Deferred barter costs	85	63
Total current assets	3,235	4,110
PROPERTY AND EQUIPMENT, net	6,928	6,593
PROGRAM CONTRACT COSTS, less current portion	557	889
INVESTMENT IN PARENT PREFERRED SECURITIES	206,200	206,200
DUE FROM PARENT	29,198	27,252
OTHER ASSETS, net of accumulated amortization of $3,386 and $3,066, respectively	4,292	4,612
GOODWILL	23,178	23,178
BROADCAST LICENSE	4,022	4,022
DEFINITE-LIVED INTANGIBLE ASSETS, net of accumulated amortization of $999 and $917, respectively	2,137	2,219
Total Assets	$279,747	$279,075

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$249	$303
Accrued liabilities	340	459
Current portion of program contracts payable	1,159	1,737
Current portion of capital lease	198	195
Deferred barter revenues	94	59
Subsidiary trust minority interest expense payable	969	969
Total current liabilities	3,009	3,722
CAPITAL LEASES	1,957	1,934
PROGRAM CONTRACTS PAYABLE	1,472	1,865
OTHER LONG TERM LIABILITIES	81	92
Total Liabilities	6,519	7,613
COMMITMENTS AND CONTINGENCIES
COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY KDSM SENIOR DEBENTURES	200,000	200,000

STOCKHOLDER’S EQUITY:
Common stock, $.01 par value, 1,000 shares authorized and 100 shares issued and outstanding	—	—
Additional paid-in capital	51,149	51,149
Retained earnings	22,079	20,313
Total Stockholder’s Equity	73,228	71,462
Total Liabilities and Stockholder’s Equity	$279,747	$279,075

The accompanying notes are an integral part of these unaudited consolidated statements.

KDSM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
REVENUES:
Station broadcast revenues, net of agency commissions	$1,830	$1,962	$3,620	$3,967
Revenues realized from station barter arrangements	256	121	399	272
Total revenues	2,086	2,083	4,019	4,239

OPERATING EXPENSES:
Program and production	451	474	923	908
Selling, general and administrative	744	723	1,404	1,447
Expenses realized from station barter arrangements	239	113	340	241
Amortization of program contract costs and net realizable value adjustments	383	256	812	787
Depreciation and write-off of property and equipment	141	109	280	216
Amortization of definite-lived intangible assets	41	259	82	518
Total operating expenses	1,999	1,935	3,841	4,117
Broadcast operating income	87	147	178	122

OTHER INCOME (EXPENSE):
Parent preferred stock dividend income	6,508	6,508	13,016	13,016
Subsidiary trust minority interest expense	(5,972)	(5,972)	(11,945)	(11,945)
Capital lease interest expense	(61)	—	(123)	—
Interest income	320	280	640	535
Income before allocation of consolidated federal income taxes and state income taxes	882	963	1,766	1,728

ALLOCATION OF CONSOLIDATED FEDERAL INCOME TAX BENEFIT	—	—	—	—
STATE INCOME TAX BENEFIT	—	—	—	—
NET INCOME	$882	$963	$1,766	$1,728

Net income per common share	$8,820	$9,630	$17,660	$17,280

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	100	100	100	100

The accompanying notes are an integral part of these consolidated statements.

KDSM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2002

(in thousands) (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholder’s Equity

BALANCE, December 31, 2001	$—	$51,149	$20,313	$71,462
Net income	—	—	1,766	1,766
BALANCE, June 30, 2002	$—	$51,149	$22,079	$73,228

The accompanying notes are an integral part of these unaudited consolidated statements.

KDSM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Six months Ended June 30,

2002

2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,766	$1,728
Adjustments to reconcile net income to net cash flows from operating activities-
Depreciation of property and equipment	280	216
Amortization of definite-lived intangible assets	82	518
Amortization of deferred financing costs	320	320
Amortization of program contract costs and net realizable value adjustments	812	787
Changes in assets and liabilities, net of effects of acquisitions and dispositions-
Decrease in accounts receivable, net	409	438
Increase in prepaid expenses and other current assets	—	(3)
Decrease in accounts payable and accrued liabilities	(173)	(23)
Increase in other long term liabilities	15	—
Net effect of change in deferred barter revenues and deferred barter costs	13	17
Payments on program contracts payable	(934)	(1,103)
Net cash flows from operating activities	2,590	2,895
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(595)	(805)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in due from Parent	(1,966)	(2,155)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29	(65)
CASH AND CASH EQUIVALENTS, beginning of period	8	72
CASH AND CASH EQUIVALENTS, end of period	$37	$7

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Parent preferred stock dividends	$13,016	$13,016
Subsidiary trust minority interest payments	$11,625	$11,625

The accompanying notes are an integral part of these unaudited consolidated statements.

KDSM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying consolidated financial statements include the accounts of KDSM, Inc., Sinclair Capital (a subsidiary trust), and KDSM Licensee Inc.  KDSM is a television broadcaster serving the Des Moines, Iowa area through station KDSM on Channel 17, a Fox affiliate.  KDSM, Inc. is a wholly owned subsidiary of Sinclair Broadcast Group, Inc. (Parent).  In addition, KDSM, Inc. owns all of the issued and outstanding common stock of KDSM Licensee, Inc. and all of the common trust interests of Sinclair Capital.  All intercompany amounts are eliminated in consolidation.

Interim Financial Statements

The consolidated financial statements for the six months ended June 30, 2002 and 2001 are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, and cash flows for these periods.

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

Recent Accounting Pronouncement

In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires companies to cease amortizing goodwill and certain other intangible assets including broadcast licenses.  SFAS No. 142 also establishes a new method of testing goodwill and broadcast licenses for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.  The adoption of SFAS No. 142 resulted in discontinuation of amortization of our goodwill and broadcast license commencing January 1, 2002; however, we are required to test goodwill and broadcast licenses for impairment under the new standard during 2002.

During the three months ended March 31, 2002, we tested our broadcast license for impairment in accordance with SFAS No. 142 based on the fair value of such license in its respective market. The fair value was then compared to the book value to determine whether any impairment had occurred.  As a result of this analysis, there was no impairment of our broadcast license.

We are currently in the process of testing goodwill for impairment under SFAS No. 142.  As a result of the first phase of this testing, we require additional testing for impairment of goodwill.  The net carrying amount of our goodwill at June 30, 2002 was $23.2 million.  We are in the process of obtaining an appraisal and will complete such testing by December 31, 2002.  The following table shows the effect on net income and earnings per share, had we adopted SFAS No. 142 on January 1, 2001.

The following table shows the gross carrying amount and accumulated amortization of intangibles, amortization expense and estimated amortization (in thousands):

	As of June 30, 2002		As of December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$26,938	$3,760	$26,938	$3,760

Definite-lived Intangible Assets:
Network affiliation	1,683	410	1,683	376
Decaying advertiser base	1,453	589	1,453	541

Indefinite-lived Intangible Assets:
Broadcast license	4,022		4,022

	For the Three months Ended June 30,		For the Six months Ended June 30,
	2002	2001	2002	2001
Aggregate Amortization Expense	$41	$259	$82	$518

Estimated Amortization Expense:
For year ended 12/31/02	$164
For year ended 12/31/03	164
For year ended 12/31/04	164
For year ended 12/31/05	164
For year ended 12/31/06	164

The following table shows the effect on net income and earnings per share, had we adopted SFAS No. 142 on January 1, 2001 (in thousands, except per share data).

	For the Three months Ended June 30,		For the Six months Ended June 30,
	2002	2001	2002	2001
Reported net income	$882	$963	$1,766	$1,728
Add: goodwill amortization	—	169	—	337
Add: broadcast license amortization	—	50	—	100
Adjusted net income	$882	$1,182	$1,766	$2,165

Basic Earnings Per Share:
Reported net income	8,820	9,630	17,660	17,280
Goodwill amortization	—	1,690	—	3,370
Broadcast license amortization	—	500	—	1,000
Adjusted net income	$8,820	$11,820	$17,660	$21,650

Diluted Earnings Per Share:
Reported net income	8,820	9,630	17,660	17,280
Goodwill amortization	—	1,690	—	3,370
Broadcast license amortization	—	500	—	1,000
Adjusted net income	$8,820	$11,820	$17,660	$21,650

In June 2001, the FASB approved Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  We do not expect the adoption of SFAS No. 143 to have a material impact on our financial statements.

We adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets on January 1, 2002. We do not expect the adoption of SFAS No. 144 to have a material impact on our financial statements.

In April 2002, the FASB approved SFAS No. 145, Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.  SFAS No. 145 will require us to record gains and losses on extinguishment of debt as a component of income from continuing operations rather than as an extraordinary item and to reclassify such items for all periods presented.  We will be required to adopt this provision of SFAS No. 145 on January 1, 2003.  We do not expect the other provisions of SFAS No. 145 to have a material effect on our financial statements.

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

3.              COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF TRUST:

In March 1997, we completed an offering of $200 million aggregate liquidation value of 11 5/8% High Yield Trust Offered Preferred Securities (the HYTOPS) of Sinclair Capital, a subsidiary trust of ours.  The HYTOPS were issued March 12, 1997, mature March 15, 2009, are mandatorily redeemable at maturity, and provide for quarterly distributions to be paid in arrears beginning June 15, 1997.  We utilized the proceeds of the offering combined with other capital contributions to acquire $206.2 million of 12 5/8% Series C Preferred Stock (the Sinclair Preferred Securities) of Sinclair.

4.     PARENT PREFERRED SECURITIES:

In March 1997, we utilized the proceeds of the HYTOPS combined with other capital contributions to acquire $206.2 million of 12 5/8% Sinclair Preferred Securities, issued by our Parent.  The Sinclair Preferred Securities were issued March 12, 1997, mature March 15, 2009, are mandatorily redeemable at maturity, and provide for quarterly distributions to be paid in arrears beginning June 15, 1997.

5.     INCOME TAXES:

For the three and six months ended June 30, 2002 and 2001, our Parent had sufficient cumulative earnings and profits from prior years to allow us to utilize all of the dividends received deduction associated with the HYTOPS.  As a result, no income tax provision was required by us for the three and six months ended June 30, 2002 and 2001.

6.     SUBSEQUENT EVENT:

On July 31, 2002, we sold a tower for $600,000 and loaned the proceeds to our Parent.

MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited financial statements of KDSM, Inc. and notes thereto included in this Quarterly Report and the audited financial statements and Management’s Discussion and Analysis contained in our Form 10-K, for the fiscal year ended December 31, 2001.

This report includes or incorporates forward-looking statements.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to risks, uncertainties and assumptions about us, including, among other things:

•            the impact of changes in national and regional economies,

•            volatility of programming costs,

•            the market acceptance of new programming,

•            the effectiveness of new sales people,

•            our ability to service our outstanding debt,

•            pricing and demand fluctuations in local and national advertising,

•            changes in the makeup of the population in the area where our station is located,

•            the activities of our competitors, and

•            the effects of governmental regulation of broadcasting or changes in those regulations and court actions interpreting those regulations.

Other matters set forth in this report including the risk factors set forth in KDSM, Inc.’s Form 10-K filed with the Securities and Exchange Commission on April 1, 2002, may also cause actual results in the future to differ materially from those described in the forward-looking statements.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

The following table sets forth certain operating data for the three and six months ended June 30, 2002 and 2001:

OPERATING DATA (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net broadcast revenues (a)	$1,830	$1,962	$3,620	$3,967
Barter revenues	256	121	399	272
Total revenues	2,086	2,083	4,019	4,239
Operating costs (b)	1,195	1,198	2,327	2,355
Expenses from barter arrangements	239	113	340	241
Depreciation and amortization (c)	565	624	1,174	1,521
Broadcast operating income (loss)	87	147	178	122
Dividend and interest income (d)	6,767	6,788	13,533	13,551
Subsidiary trust minority interest expense (e)	(5,972)	(5,972)	(11,945)	(11,945)
Net income before income taxes	882	963	1,766	1,728
Income taxes	—	—	—	—
Net income	$882	$963	$1,766	$1,728

OTHER DATA:
Broadcast cash flow (BCF) (f)	$293	$380	$589	$690
BCF margin (g)	16.0%	19.4%	16.3%	17.4%
Adjusted EBITDA (h)	$203	$304	$414	$550
Adjusted EBITDA margin (g)	11.1%	15.5%	11.4%	13.9%
Program contract payments	$452	$472	$934	$1,103
Corporate management fees	90	76	175	140

(a)          “Net broadcast revenue” is defined as broadcast revenue net of agency commissions.

(b)         “Operating costs” include programming and production expenses, selling, general and administrative expenses and stock based compensation.

(c)          Depreciation and amortization includes amortization of program contract costs and net realizable value adjustments, depreciation and amortization of property and equipment, and amortization of definite-lived intangible assets, and costs related to excess syndicated programming.

(d)         Dividend and interest income primarily results from dividends on the Parent Preferred Securities.

(e)          Subsidiary trust minority interest expense represents distributions on the HYTOPS and amortization of deferred financing costs.

(f)            “Broadcast cash flow” is defined as broadcast operating income plus corporate overhead expense, depreciation and amortization (including film amortization and excess syndicated programming), less cash payments for program rights.  Cash program payments represent cash payments made for current programs payable and do not necessarily correspond to program usage.  We have presented broadcast cash flow data, which we believe is comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies.  However, broadcast cash flow does not purport to represent cash provided by operating activities as reflected in our consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

(g)         “Broadcast cash flow margin” is defined as broadcast cash flow divided by net broadcast revenues.  “Adjusted EBITDA margin” is defined as Adjusted EBITDA divided by net broadcast revenues.

(h)         “Adjusted EBITDA” is defined as broadcast cash flow less corporate expenses and is a commonly used measure of performance for broadcast companies.  Adjusted EBITDA does not purport to represent cash provided by operating activities as reflected in our consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

Results of Operations

Six months Ended June 30, 2002 and 2001

Net broadcast revenues decreased to $3.6 million for the six months ended June 30, 2002 from $4.0 million for the six months ended June 30, 2001, or 10.0%.  The decrease in net broadcast revenues for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 resulted from a decrease in national revenues of $296,000 and local revenues of $189,000 which was primarily related to the soft advertising market across most revenue categories.

Operating costs decreased to $2.3 million for the six months ended June 30, 2002 from $2.4 million for the six months ended June 30, 2001, or 4.2%. The decrease in operating costs for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 related to a decrease in sales expenses, commissions, promotion and production expenses, offset by an increase primarily related to our commencement of our shared news programming with KGAN-TV, a Sinclair station in Cedar Rapids, IA, that began in early March 2001, and an increase in general and administrative expenses and music license fees.

Depreciation and amortization decreased to $1.2 million for the six months ended June 30, 2002 from $1.5 million for the six months ended June 30, 2001.  The decrease in depreciation and amortization for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 primarily resulted from the adoption of Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, which resulted in the discontinuation of amortization of our goodwill and broadcast license, offset by an increase in depreciation of fixed assets related to our property additions and an increase in program contract additions.

Broadcast operating income for the six months ended June 30, 2002 was $178,000 compared to broadcast operating income of $122,000 for the six months ended June 30, 2001.  The increase in broadcast operating income for the six months ended June 30, 2002 was primarily attributable to the adoption of SFAS No. 142 which resulted in the discontinuation of amortization of our goodwill and our broadcast license.

No income tax provision was recorded for the six months ended June 30, 2002 and 2001 because of our ability to use all of the dividends received deduction associated with the HYTOPS.  Our effective tax rate for the six months ended June 30, 2002 and 2001 was zero.

Net income increased to $1.8 million for the six months ended June 30, 2002 from $1.7 million for the six months ended June 30, 2001.  The increase in net income for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 primarily resulted from an increase in interest income and a decrease in operating expenses and a decrease in amortization due to the adoption of SFAS No. 142 which resulted in the discontinuation of amortization of our goodwill and broadcast license, offset by a decrease in revenues related to the soft advertising market.

Broadcast cash flow decreased to $589,000 for the six months ended June 30, 2002 from $690,000 for the six months ended June 30, 2001, or 14.6%.  The decrease in broadcast cash flow for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 primarily resulted from a decrease in revenues related to the soft advertising market, offset by decreased operating expenses.  Our broadcast cash flow margin decreased to 16.3% for the six months ended June 30, 2002 from 17.4% for the six months ended June 30, 2001.

Adjusted EBITDA decreased to $414,000 for the six months ended June 30, 2002 from $550,000 for the six months ended June 30, 2001, or 24.7%.  The decrease in adjusted EBITDA for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 resulted from the circumstances affecting the broadcast cash flow as noted above and an increase in corporate management fees of $35,000.  For reasons noted above, our adjusted EBITDA margin decreased to 11.4% for the six months ended June 30, 2002 from 13.9% for the six months ended June 30, 2001.

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

During the three months ended March 31, 2002, we tested our broadcast license for impairment in accordance with SFAS No. 142 based on the fair value of such license in its respective market. The fair value was then compared to the book value to determine whether any impairment had occurred.  As a result of this analysis, there was no impairment of our broadcast license.

We are currently in the process of testing goodwill for impairment under SFAS No. 142.  As a result of the first phase of this testing, we require additional testing for impairment of goodwill.  The net carrying amount of our goodwill at June 30, 2002 was $23.2 million.  We are in the process of obtaining an appraisal and will complete such testing by December 31, 2002.

In June 2001, the FASB approved Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  We do not expect the adoption of SFAS No. 143 to have a material impact on our financial statements.

We adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets on January 1, 2002. We do not expect the adoption of SFAS No. 144 to have a material impact on our financial statements.

In April 2002, the FASB approved SFAS No. 145, Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.  SFAS No. 145 will require us to record gains and losses on extinguishment of debt as a component of income from continuing operations rather than as an extraordinary item and to reclassify such items for all periods presented.  We will be required to adopt this provision of SFAS No. 145 on January 1, 2003.  We do not expect the other provisions of SFAS No. 145 to have a material effect on our financial statements.

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, executed by the CEO.

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, executed by the CFO.

(b)	Reports on Form 8-K

We filed a report on Form 8-K dated May 17, 2002 during the six months ended June 30, 2002.  Such filing included a letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 17, 2002 and our press release dated May 17, 2002, regarding our selection of Ernst & Young LLP as our independent public auditors.  No financial statements were included.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of August 2002.

KDSM, INC.

by:	/s/ David B. Amy
David B. Amy
Director and Secretary Principal Accounting Officer