Form 10-Q
period 2002-09-30
KDSM INC
filed 2002-11-14
CIK 1039583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

As of November 4, 2002, there were 100 shares of Common Stock, $0.01 par value of KDSM, Inc., issued and outstanding and 2,000,000 shares of $200 million aggregate liquidation value of 11 5/8% High Yield Trust Offered Preferred Securities of Sinclair Capital, a subsidiary trust of KDSM, Inc., issued and outstanding.

The registrants each meet the conditions for reduced disclosure set forth in General Instruction H (1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

KDSM, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended September 30, 2002

KDSM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$44	$8
Accounts receivable, net of allowance for doubtful accounts	1,115	1,587
Dividends receivable from Parent	1,085	1,085
Current portion of program contract costs	963	1,350
Prepaid expenses and other current assets	16	17
Deferred barter costs	67	63
Total current assets	3,290	4,110
PROPERTY AND EQUIPMENT, net	6,205	6,593
PROGRAM CONTRACT COSTS, less current portion	759	889
INVESTMENT IN PARENT PREFERRED SECURITIES	206,200	206,200
DUE FROM PARENT	30,995	27,252
OTHER ASSETS, net of accumulated amortization of $3,546 and $3,066,respectively	4,132	4,612
GOODWILL	23,178	23,178
BROADCAST LICENSE	4,022	4,022
DEFINITE-LIVED INTANGIBLE ASSETS, net of accumulated amortization of $1,040 and $917, respectively	2,096	2,219
Total Assets	$280,877	$279,075

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable	$111	$303
Accrued liabilities	349	459
Current portion of program contracts payable	1,277	1,737
Current portion of capital lease	200	195
Deferred barter revenues	70	59
Subsidiary trust minority interest expense payable	969	969
Total current liabilities	2,976	3,722
CAPITAL LEASES, less current portion	1,969	1,934
PROGRAM CONTRACTS PAYABLE, less current portion	1,814	1,865
OTHER LONG TERM LIABILITIES	77	92
Total Liabilities	6,836	7,613

COMMITMENTS AND CONTINGENCIES

COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY KDSM SENIOR DEBENTURES	200,000	200,000

STOCKHOLDER’S EQUITY:
Common stock, $.01 par value, 1,000 shares authorized and 100 shares issued and outstanding	—	—
Additional paid-in capital	51,149	51,149
Retained earnings	22,892	20,313
Total Stockholder’s Equity	74,041	71,462
Total Liabilities and Stockholder’s Equity	$280,877	$279,075

The accompanying notes are an integral part of these unaudited consolidated statements.

KDSM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
REVENUES:
Station broadcast revenues, net of agency commissions	$1,640	$1,745	$5,259	$5,712
Revenues realized from station barter arrangements	223	200	623	472
Total revenues	1,863	1,945	5,882	6,184

OPERATING EXPENSES:
Program and production	394	415	1,318	1,323
Selling, general and administrative	642	739	2,045	2,186
Expenses recognized from station barter arrangements	187	157	527	398
Amortization of program contract costs and net realizable value adjustments	378	331	1,190	1,118
Depreciation and write-off of property and equipment	234	112	514	328
Amortization of definite-lived intangible assets	41	259	123	777
Total operating expenses	1,876	2,013	5,717	6,130
Broadcast operating income (loss)	(13)	(68)	165	54

OTHER INCOME (EXPENSE):
Parent preferred stock dividend income	6,508	6,508	19,525	19,525
Subsidiary trust minority interest expense	(5,973)	(5,973)	(17,917)	(17,917)
Capital lease interest expense	(61)	(20)	(185)	(20)
Gain on sale of assets	32	—	32	—
Interest income	320	314	959	847
Income before allocation of consolidated federal income taxes and state income taxes	813	761	2,579	2,489

ALLOCATION OF CONSOLIDATED FEDERAL INCOME TAX BENEFIT	—	—	—	—
STATE INCOME TAX BENEFIT	—	—	—	—
NET INCOME	$813	$761	$2,579	$2,489

Net income per common share	$8,130	$7,610	$25,790	$24,890

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	100	100	100	100

The accompanying notes are an integral part of these consolidated statements.

KDSM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

(in thousands) (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholder’s Equity

BALANCE, December 31, 2001	$—	$51,149	$20,313	$71,462
Net income	—	—	2,579	2,579

BALANCE, September 30, 2002	$—	$51,149	$22,892	$74,041

The accompanying notes are an integral part of these unaudited consolidated statements.

KDSM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Nine months Ended September 30,

	2002

		2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,579	$2,489
Adjustments to reconcile net income to net cash flows from operating activities-
Gain on disposal of property and equipment	(32)	—
Depreciation of property and equipment	514	328
Amortization of definite-lived intangible assets	123	777
Amortization of deferred financing costs	480	480
Amortization of program contract costs and net realizable value adjustments	1,190	1,118
Changes in assets and liabilities, net of effects of acquisitions and dispositions-
Decrease in accounts receivable, net	472	539
Decrease (increase) in prepaid expenses and other current assets	1	(8)
Decrease in accounts payable and accrued liabilities	(302)	(17)
Increase in other long term liabilities	25	29
Net effect of change in deferred barter revenues and deferred barter costs	8	36
Payments on program contracts payable	(1,185)	(1,340)
Net cash flows from operating activities	3,873	4,431
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of property and equipment	(674)	(1,402)
Proceeds from disposal of property and equipment	600
Net cash flows used in investing activities	(74)	(1,402)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Net change in due from Parent	(3,763)	(3,084)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	36	(55)
CASH AND CASH EQUIVALENTS, beginning of period	8	72
CASH AND CASH EQUIVALENTS, end of period	$44	$17
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Parent preferred stock dividends	$19,525	$19,525
Subsidiary trust minority interest payments	$17,438	$17,438

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

Interim Financial Statements

The consolidated financial statements for the nine months ended September 30, 2002 and 2001 are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, and cash flows for these periods.

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

We are currently in the process of testing goodwill for impairment under SFAS No. 142.  As a result of the first phase of this testing, we require additional testing for impairment of goodwill.  The net carrying amount of our goodwill at September 30, 2002 was $23.2 million.  We are in the process of obtaining an appraisal and will complete such testing by December 31, 2002.

The following table shows the gross carrying amount and accumulated amortization of intangibles, amortization expense and estimated amortization (in thousands):

	As of September 30, 2002		As of December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$26,938	$3,760	$26,938	$3,760

Definite-lived Intangible Assets:
Network affiliation	1,683	427	1,683	376
Decaying advertiser base	1,453	613	1,453	541

	Total Carrying Amount		Total Carrying Amount
Indefinite-lived Intangible Assets:	$
Broadcast license	4,022		4,022

	For the Three months Ended September 30,		For the Nine months Ended September 30,
	2002	2001	2002	2001
Aggregate Amortization Expense	$41	$259	$123	$777

Estimated Amortization Expense:
For year ended 12/31/02	$164
For year ended 12/31/03	164
For year ended 12/31/04	164
For year ended 12/31/05	164
For year ended 12/31/06	164

The following table shows the effect on net income and earnings per share, had we adopted SFAS No. 142 on January 1, 2001 (in thousands, except per share data).

	For the Three months Ended September 30,		For the Nine months Ended September 30,
	2002	2001	2002	2001
Reported net income	$813	$761	$2,579	$2,489
Add: goodwill amortization	—	168	—	504
Add: broadcast license amortization	—	50	—	150
Adjusted net income	$813	$979	$2,579	$3,143

Basic Earnings Per Share:
Reported net income	8,130	7,610	25,790	24,890
Goodwill amortization	—	1,680	—	5,040
Broadcast license amortization	—	500	—	1,500
Adjusted net income	$8,130	$9,790	$25,790	$31,430

Diluted Earnings Per Share:
Reported net income	8,130	7,610	25,790	24,890
Goodwill amortization	—	1,680	—	5,040
Broadcast license amortization	—	500	—	1,500
Adjusted net income	$8,130	$9,790	$25,790	$31,430

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

We adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets on January 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. However, this Statement retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. We do not expect the adoption of SFAS No. 144 to have a material impact on our financial statements.

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

In June 2002, the FASB approved SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 is effective after December 31, 2002, and addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.”  The primary difference between SFAS No. 146 and EITF 94-3 concerns the timing of liability recognition and we do not expect the adoption of SFAS No. 146 to have a material impact on our financial statements.

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

5.        INCOME TAXES:

For the three and nine months ended September 30, 2002 and 2001, our Parent had sufficient cumulative earnings and profits from prior years to allow us to utilize all of the dividends received deduction associated with the HYTOPS.  As a result, no income tax provision was required by us for the three and nine months ended September 30, 2002 and 2001.

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

This report includes or incorporates forward-looking statements.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to risks, uncertainties and assumptions about us, including, among other things:

•             the impact of changes in national and regional economies,

•             volatility of programming costs,

•             the popularity of our programming,

•             the effectiveness of new sales people,

•             our ability to attract and maintain our local and national advertising,

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

The following table sets forth certain operating data for the three and nine months ended September 30, 2002 and 2001:

OPERATING DATA (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net broadcast revenues(a)	$1,640	$1,745	$5,259	$5,712
Barter revenues	223	200	623	472
Total revenues	1,863	1,945	5,882	6,184
Operating costs(b)	1,036	1,154	3,363	3,509
Expenses from barter arrangements	187	157	527	398
Depreciation and amortization(c)	653	702	1,827	2,223
Broadcast operating income (loss)	(13)	(68)	165	54
Dividend and interest income(d)	6,767	6,802	20,300	20,353
Gain on sale of assets	32	—	32	—
Subsidiary trust minority interest expense(e)	(5,973)	(5,973)	(17,918)	(17,918)
Net income before income taxes	813	761	2,579	2,489
Income taxes	—	—	—	—
Net income	$813	$761	$2,579	$2,489

OTHER DATA:
Broadcast cash flow (BCF)(f)	$472	$504	$1,060	$1,195
BCF margin(g)	28.8%	28.9%	20.2%	20.9%
Adjusted EBITDA(h)	$392	$440	$805	$991
Adjusted EBITDA margin(g)	23.9%	25.2%	15.3%	17.4%
Program contract payments	$251	$237	$1,185	$1,340
Corporate management fees	80	64	255	204

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

f)                    “Broadcast cash flow” is defined as broadcast operating income plus corporate expenses, stock based compensation, contract termination costs and depreciation and amortization (including film amortization and excess syndicated programming), less cash payments for program rights.  Cash program payments represent cash payments made for current programs payable and do not necessarily correspond to program usage.  We have presented broadcast cash flow data, which we believe is comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies; however, there can be no assurance that it is comparable. However, broadcast cash flow does not purport to represent cash provided by operating activities as reflected in our consolidated statements of cash flows and is not a measure of financial performance under generally accepted accounting principles. In addition, BCF should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Management believes the presentation of BCF is relevant and useful because (1) it is a measurement utilized by lenders to measure our ability to service our debt, (2) it is a measurement utilized by industry analysts to determine a private market value of our television stations and (3) it is a measurement industry analysts utilize when determining our television operating performance.

g)                 “Broadcast cash flow margin” is defined as broadcast cash flow divided by net broadcast revenues.  “Adjusted EBITDA margin” is defined as Adjusted EBITDA divided by net broadcast revenues.

h)                 “Adjusted EBITDA” is defined as broadcast cash flow less corporate expenses and is a commonly used measure of performance for broadcast companies.  We have presented Adjusted EBITDA data, which we believe is comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for brodacast companies; however, there can be no assurances that it is comparable.  Adjusted EBITDA does not purport to represent cash provided by operating activities as reflected in our consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.  Management believes the presentation of BCF is relevant and useful because (1) it is a measurement utilized by lenders to measure our ability to service our debt, (2) it is a measurement utilized by industry analysts to determine a private market value of our television stations and (3) it is a measurement industry analysts utilize when determining our television operating performance.

Results of Operations

Nine months Ended September 30, 2002 and 2001

Net broadcast revenues decreased to $5.3 million for the nine months ended September 30, 2002 from $5.7 million for the nine months ended September 30, 2001, or 7.0%.  The decrease in net broadcast revenues for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 resulted from a decrease in national revenues of $431,000 and local revenues of $238,000 which was primarily related to the soft advertising market across most revenue categories, specifically the soft drink, food and telecommunications sectors, offset by an increase in the political and automotive sectors and a decrease in agency commissions.

Operating costs decreased to $3.4 million for the nine months ended September 30, 2002 from $3.5 million for the nine months ended September 30, 2001, or 2.9%. The decrease in operating costs for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 related to a decrease in sales expenses, commissions, promotion and production expenses, offset by an increase primarily related to our commencement of our shared news programming with KGAN-TV, a Sinclair station in Cedar Rapids, IA, that began in early March 2001, and an increase in music license fees.

Depreciation and amortization decreased to $1.8 million for the nine months ended September 30, 2002 from $2.2 million for the nine months ended September 30, 2001.  The decrease in depreciation and amortization for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 primarily resulted from the adoption of Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, which resulted in the discontinuation of amortization of our goodwill and broadcast license, offset by an increase in depreciation of fixed assets related to our property additions and an increase in program contract additions.

Broadcast operating income for the nine months ended September 30, 2002 was $164,000 compared to broadcast operating income of $54,000 for the nine months ended September 30, 2001.  The increase in broadcast operating income for the nine months ended September 30, 2002 was primarily attributable to the adoption of SFAS No. 142 which resulted in the discontinuation of amortization of our goodwill and our broadcast license, offset by an increase in depreciation of fixed assets related to our property additions and an increase in program contract additions.

No income tax provision was recorded for the nine months ended September 30, 2002 and 2001 because of our ability to use all of the dividends received deduction associated with the HYTOPS.  Our effective tax rate for the nine months ended September 30, 2002 and 2001 was zero.

Net income increased to $2.6 million for the nine months ended September 30, 2002 from $2.5 million for the nine months ended September 30, 2001.  The increase in net income for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 primarily resulted from an increase in interest income and a decrease in operating expenses and a decrease in amortization due to the adoption of SFAS No. 142 which resulted in the discontinuation of amortization of our goodwill and broadcast license, offset by an increase in depreciation and a decrease in revenues related to the soft advertising market.

Broadcast cash flow decreased to $1,060,000 for the nine months ended September 30, 2002 from $1,195,000 for the nine months ended September 30, 2001, or 11.3%.  The decrease in broadcast cash flow for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 primarily resulted from a decrease in revenues related to the soft advertising market, offset by decreased operating expenses.  Our broadcast cash flow margin decreased to 20.2% for the nine months ended September 30, 2002 from 20.9% for the nine months ended September 30, 2001.

Adjusted EBITDA decreased to $805,000 for the nine months ended September 30, 2002 from $991,000 for the nine months ended September 30, 2001, or 18.8%.  The decrease in adjusted EBITDA for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 resulted from the circumstances affecting the broadcast cash flow as noted above and an increase in corporate management fees of $51,000.  For reasons noted above, our adjusted EBITDA margin decreased to 15.3% for the nine months ended September 30, 2002 from 17.4% for the nine months ended September 30, 2001.

Seasonality/Cyclicality

Our results are subject to seasonal fluctuations, which usually cause fourth quarter operating income to be greater than first, second and third quarter operating income. This seasonality is primarily attributable to increased expenditures by advertisers in anticipation of holiday season spending and an increase in viewership during this period. In addition, revenues from political advertising and the Olympics are higher in even numbered years.

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

We are currently in the process of testing goodwill for impairment under SFAS No. 142.  As a result of the first phase of this testing, we require additional testing for impairment of goodwill.  The net carrying amount of our goodwill at September 30, 2002 was $23.2 million.  We are in the process of obtaining an appraisal and will complete such testing by December 31, 2002.

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

We adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets on January 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. However, this Statement retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. We do not expect the adoption of SFAS No. 144 to have a material impact on our financial statements.

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

In June 2002, the FASB approved SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS 146 is effective after December 31, 2002, and addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.”  The primary difference between SFAS 146 and EITF 94-3 concerns the timing of liability recognition and we do not expect the adoption of SFAS 146 to have a material impact on our financial statements.

PART II

ITEM 4.   CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we have reviewed our annual controls and have seen no significant changes in our internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, executed by the CEO.

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, executed by the CFO.

(b)	Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of November 2002.

KDSM, INC.

by:	/s/ David B. Amy
David B. Amy
Director and Secretary
Principal Accounting Officer

I, David B. Amy, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of KDSM, Inc. (registrant);

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

A)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

B)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

C)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the date of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

A)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

B)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls, subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies in material weakness.

Date:	November 14, 2002
/s/ David B. Amy
		Signature:	David B. Amy
Principal Financial and Accounting Officer

I, David D. Smith, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of KDSM, Inc. (registrant);

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

A)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

B)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

C)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the date of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

A)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

B)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls, subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies in material weakness.

Date:	November 14, 2002
/s/ David D. Smith
		Signature:	David D. Smith
Principal Executive Officer