Form 10-K
period 2002-12-31
KDSM INC
filed 2003-03-21
CIK 1039583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

Indicate by checkmark  whether the registrant (1) has filed all reports required to be filed  by  Section  13 or 15 (d) of the  Securities  Exchange  Act of 1934 during the preceding 12 months (or for such shorter  period that the  Registrant was  required  to file such  reports),  and (2) has been  subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate  by  check  mark if disclosure of delinquent files pursuant to Item 405 of  Regulation  S-K  is  not contained in this report, and will not be contained, to the best  of  registrant’s  knowledge, in definitive proxy or information statements incorporated  by  reference  in  Part  III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Act).  Yes ☐ No ☒

As of March 14, 2003, there are 100 shares of class A common stock, $.01 par value of KDSM, Inc., issued and outstanding.

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

•                   the impact of war,

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

•                   the popularity of our programming,

•                   the effectiveness of new sales people,

•                   our ability to attract and maintain our local and national advertising,

•                   pricing and demand fluctuations in local and national advertising,

•                   changes in the make up of the population in the area where our station is located,

•                   our ability to maintain our affiliation agreement with the network,

•                   the activities of our competitors, and

•                   the effects of governmental regulation of broadcasting or changes in those regulations and court actions interpreting those regulations.

Other matters set forth in this report, including the risk factors set forth in Item 7 to this report, and/or in the documents incorporated by reference may also cause actual results in the future to differ materially from those described in the forward-looking statements.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

ITEM 1. BUSINESS

KDSM, Inc. (KDSM) is an indirect wholly owned  subsidiary of Sinclair  Broadcast  Group, Inc.  (“Sinclair”),  which, together with its wholly-owned subsidiary, KDSM Licensee, LLC, owns all of the  assets  related  to the  operation  of television station KDSM.

KDSM,  Channel 17, is located in Des Moines, the state capital of Iowa. The Des Moines market is currently  served by five commercial  television  stations, all of which are network  affiliated.  The WB affiliate is the most recent addition, beginning on-air operations in January of 2001.  KDSM,  the FOX  affiliate,  is pursuing a counter-programming  strategy against the other network  affiliates  designed to attract   additional   audience  share  in  demographic  groups  not  served  by programming on competing stations.

The following  table sets forth certain market  revenue,  size and audience share information for the Des Moines designated market area:

	Year Ended December 31,
	2002	2001	2000
		(dollars in thousands)

Market revenue	$50,606	$41,527	$48,497
Annual market revenue growth	21.9%	(14.4)%	8.4%
Station rank within market	4	4	4
Television homes	401,000	405,000	394,000
KDSM audience share	4%	5.5%	6.3%

KDSM had station broadcast revenues of $7.4 million and broadcast cash flow of $1.9 million in 2002.

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

TELEVISION BROADCASTING

Operating Strategy

Our television operating strategy includes the following key elements:

Attracting Viewership

We seek to  target our programming offerings to attract viewership, particularly in the 18 to 49 year-old age  bracket.

Popular Programming.  We believe that an important factor in attracting viewership is our network affiliation with FOX. The affiliation enables us to attract viewers by virtue of the quality first-run original programming provided by this network and the network’s promotion of such programming.  We also seek to  obtain,  at  attractive  prices,  popular  syndicated  programming  that  is complementary  to  the  station’s  network  affiliation.   Examples  of  popular syndicated  programming  obtained by us for broadcast are “The Simpsons,” “Seinfeld,” “Spin City,” “Drew Carey,” “Frasier,”  “Third Rock,” “Entertainment Tonight,” “Extra,” and “Dharma & Greg”.  Our programming strategy also includes counter programming which consists of broadcasting programs that are alternatives to the types of programs being shown concurrently on competing stations.

Local News.  We believe that the production and broadcasting of local news is an important link to the community and an aid to the station’s efforts to expand its viewership.  In addition, local news programming can provide access to advertising sources targeted specifically to local news viewers.  In March 2001, we commenced a 35-minute prime-time local newscast, airing seven days a week from 9:00 pm to 9:35 pm (CST) which is being produced by KGAN-TV, a wholly-owned Sinclair television station in Cedar Rapids, Iowa.  This is central Iowa’s only prime-time local newscast.

Popular Sporting Events.  We attempt to capture a portion of advertising dollars designated to sports programming.  Affiliates of FOX are subject to prohibitions against preemptions of network programming.  We have been able to acquire the local television broadcast rights for certain sporting events, including Major League Baseball, NASCAR, NFL football, Big Ten football, and Iowa and Big Ten basketball, and Iowa High School Basketball.

Innovative Local Sales and Marketing

We believe that we are able to attract new advertisers  to our station and increase  our share of  existing  customers’  advertising budgets by creating a sense of partnership with those  advertisers.  We develop such relationships by training our sales force to offer new marketing ideas and campaigns to advertisers.  These campaigns often involve the sponsorship by advertisers of local promotional events that capitalize on the station’s local identity and programming franchises.  For example, KDSM conducts yearly the “FOX 17 Sweepstakes.”  This event is a marketing promotion that involves sending direct mail pieces to 150,000 homes.

Control of Operating and Programming Costs

By employing a disciplined approach to managing programming acquisition and other costs, Sinclair has been able to achieve operating margins that Sinclair believes are among the highest in the television broadcast industry.  Sinclair believes that their national reach of approximately 24% of the country provides a strong position to negotiate with programming providers and, as a result, the opportunity to purchase high quality programming at more favorable prices.  Moreover, Sinclair emphasizes control of programming and operating costs through program-specific profit analysis, detailed budgeting, tight control over staffing levels and detailed long-term planning models.

Attract and Retain High Quality Management

We believe that much of our success is due to our ability to attract and retain highly skilled and motivated managers, both at the corporate and local station levels.  A significant portion of the compensation available to group general managers, sales managers and other station managers is based on their exceeding certain operating  results.  We also provide some of our corporate and station managers with deferred compensation plans offering options to acquire class A common stock.

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

Sinclair recently secured a long-term affiliation agreement with the FOX network with a term that will run through June 30, 2005.

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

Dual Network Rule.  The four major television networks, ABC, CBS, NBC and FOX, are prohibited, absent a waiver, from merging with each other.  In May 2001, the FCC amended its dual network rule to permit the four major television networks to own, operate, maintain or control the UPN and/or The WB television network.

National Ownership Rule.  No individual or entity may have an attributable interest in television stations reaching more than 35% of the national television viewing audience. In February 2002, the U.S. Court of Appeals for the D.C. Circuit remanded to the FCC its decision not to alter this rule.  Under this rule, which currently remains in effect pending the FCC’s review thereof as mandated by the court, where an individual or entity has an attributable interest in more than one television station in a market, the percentage of the national television viewing audience encompassed within that market is only counted once. Since, historically, VHF stations have shared a larger portion of the market than UHF stations, only half of the households in the market area of any UHF station are included when calculating whether an entity or individual owns television stations reaching more than 35% of the national television viewing audience (commonly referred to as the “UHF discount”). All but eight of the stations owned and operated by us, or to which we provide programming services, are UHF. We reach approximately 24% of U.S. television households or 14% taking into account the FCC’s UHF discount.  KDSM is a UHF station.

Local Television (Duopoly)Rule. A party may own two television stations in adjoining markets, even if there is Grade B overlap between the two stations’ signals, and generally may own two stations in the same market:

•                   if there is no Grade B overlap between the stations; or

•                   if the market containing both the stations contains at least eight separately-owned full-power television stations (the “eight voices test”) and not more than one station is among the top-four rated stations in the market.

In addition, a party may request a waiver of the rule to acquire a second station in the market if the station to be acquired is economically distressed or unbuilt and there is no party who does not own a local television station who would purchase the station for a reasonable price.  In April 2002, the D.C. Circuit held that the eight voices test of duopoly rules was arbitrary and capricious and remanded the rules to the FCC for further consideration.

In September 2002, the FCC commenced a broad-based rulemaking proceeding to review all of its broadcast multiple ownership rules.  The FCC has publicly stated that it intends to conclude this proceeding in the spring of 2003.

Antitrust Regulation. The Department of Justice (“DOJ”) and the Federal Trade Commission have increased their scrutiny of the television industry since the adoption of the 1996 Act, and have reviewed matters related to the concentration of ownership within markets (including LMAs) even when the ownership or LMA in question is permitted under the laws administered by the FCC or by FCC rules and regulations. The DOJ takes the position that an LMA entered into in anticipation of a station’s acquisition with the proposed buyer of the station constitutes a change in beneficial ownership of the station which, if subject to filing under the Hart-Scott-Rodino Anti Trust Improvements Act (“HSR”) Act, cannot be implemented until the waiting period required by that statute has ended or been terminated.

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

The Satellite Home Viewer Act (“SHVA”)

In 1988, Congress enacted SHVA which enabled satellite carriers to provide broadcast programming to those satellite subscribers who were unable to obtain broadcast network programming over-the-air. SHVA did not permit satellite carriers to retransmit local broadcast television signals directly to their subscribers. The Satellite Home Viewer Improvement Act of 1999 (“SHVIA”) revised SHVA to reflect changes in the satellite and broadcasting industry. This legislation allows satellite carriers to provide local television signals by satellite within a station market, and effective January 1, 2002, required satellite carriers to carry all local signals in any market where it carries any local signals.  On or before July 1, 2001, SHVIA required all television stations to elect to exercise certain “must carry” or “retransmission consent” rights in connection with their carriage by satellite carriers.  We have entered into agreements granting the two primary satellite carriers retransmission consent to carry all of our stations.

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

Therefore, under certain circumstances, a cable system may decline to carry a given station. Alternatively, if a broadcaster chooses to exercise retransmission consent rights, it can prohibit cable systems from carrying its signal or grant the appropriate cable system the authority to retransmit the broadcast signal for a fee or other consideration. In October 2002, we elected retransmission consent with respect to KDSM.  Our stations continue to be carried on all pertinent cable systems, and we do not believe that our elections have resulted in the shifting of our stations to less desirable cable channel locations. Many of the agreements we have negotiated for cable carriage are short term, subject to month-to-month extensions.

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

Syndicated Exclusivity/Territorial Exclusivity

The FCC’s syndicated exclusivity rules allow local broadcast television stations to demand that cable operators black out syndicated non-network programming carried on “distant signals” (i.e., signals of broadcast stations, including so-called “superstations,” which serve areas substantially removed from the cable system’s local community). The FCC’s network non-duplication rules allow local broadcast network television affiliates to require that cable operators black out duplicating network programming carried on distant signals.   However, in a number of markets in which we own or program stations affiliated with a network, a station that is affiliated with the same network in a nearby market is carried on cable systems in our market. This is not necessarily in violation of the FCC’s network non-duplication rules. However, the carriage of two network stations on the same cable system could result in a decline of viewership adversely affecting the revenues of our owned or programmed stations. The FCC recently announced that stations need only broadcast on their digital channel during primetime hours and need only cover their community of license during the DTV transition period.

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

DTV channels are generally located in the range of channels from channel 2 through channel 51. The FCC required that affiliates of ABC, CBS, FOX and NBC in the top 10 television markets begin digital broadcasting by May 1, 1999 and that affiliates of these networks in markets 11 through 30 begin digital broadcasting by November 1999. All other commercial stations were required to begin digital broadcasting by May 1, 2002.

As of May 1, 2002, KDSM is operating their DTV facilities at low power as permitted by the FCC pursuant to special temporary authority.

On May 24, 2002, the FCC issued an Order and Notice of Proposed Rule Making which proposes a series of graduated sanctions to be imposed upon licensees who do not meet the FCC’s DTV build-out schedule.  If the rules are adopted, the stations could face monetary fines and possible loss of any digital construction permits that are not in compliance with the schedule announced in the rules.  After completion of the transition period, the FCC will reclaim the non-digital channels.  The FCC’s plan calls for the DTV transition period to end December 31, 2006, at which time the FCC expects that television broadcasters will cease non-digital broadcasting and return one of their two channels to the government, allowing that spectrum to be recovered for other uses. During the transition period, each existing analog television station will be permitted to operate a second station that will broadcast using the digital standard.

The FCC has been authorized by Congress to extend the 2006 deadline for reclamation of a television station’s non-digital channel if, in any given case:

•                       one or more television stations affiliated with ABC, CBS, NBC or FOX in a market is not broadcasting digitally, and the FCC determines that each such station has “exercised due diligence” in attempting to convert to digital broadcasting and satisfies the conditions for an extension of the FCC’s applicable construction deadlines for DTV service in that market;

•                       digital-to-analog converter technology is not generally available in such market; or

•                       15% or more of the television households in such market do not subscribe to a multichannel video service (cable, wireless cable or direct-to-home broadcast satellite television) that carries at least one digital channel from each of the local stations in that market, and cannot receive digital signals using either a television receiver capable of receiving digital signals or a receiver equipped with a digital-to-analog converter.

On January 27, 2003, the FCC initiated its second periodic review of its rules on the conversion to digital television, releasing a notice of proposed rulemaking.  The notice invited comments on the difficulties broadcasters face in building their DTV stations and on the interpretation of the statutory language concerning the 2006 deadline.

Congress directed the FCC to begin auctioning analog channels 60-69 in 2001 even though the FCC is not to reclaim them until 2006.  The channel 60-69 auction has been delayed and is currently scheduled to be held in 2003.  Congress further permitted broadcasters to bid on the non-digital channels in cities with populations over 400,000.  If the channels are owned by our competitors, they may exert increased competitive pressure on our operations.  In addition, the FCC released a Report and Order on January 18, 2002, reallocating the 698-746 MHz spectrum band, currently comprising television channels 52-59, to permit both wireless services and certain new broadcast operations.  The FCC completed an auction of this spectrum on September 18, 2002.  Analog broadcasters are required to cease operation on this spectrum by the end of 2006 unless the FCC extends the end of the digital transition period.  The FCC envisions that this band will be used for a variety of wireless and broadcast-type applications including two-way interactive services and services using COFDM technology.  We cannot predict how the development of this spectrum will affect Sinclair’s television operations.

Implementation of digital television has imposed substantial additional costs on television stations because of the need to replace equipment and because some stations will need to operate at higher utility costs. There can be no assurance that our television stations will be able to increase revenue to offset such costs.  In addition the FCC has proposed imposing new public interest requirements on television licensees in exchange for their receipt of DTV channels.

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

We cannot predict the effect of legislation on our station’s advertising revenues.   During March 2002, legislation passed in Congress and was signed into law by the President that revised the laws regarding the rates charged by television stations to legally qualified candidates for office and the rules regarding “soft money” advertising and advocacy advertising by labor unions and corporations. Immediately upon passage, a constitutional challenge was filed.

Programming and Operation

General. The Communications Act requires broadcasters to serve the “public interest.” The FCC has relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain types of programming responsive to the needs of a station’s community of license. FCC licensees continue to be required, however, to present programming that is responsive to the needs and interests of their communities, and to maintain certain records demonstrating such responsiveness. Complaints from viewers concerning a station’s programming may be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must pay regulatory and application fees, and follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications, obscene and indecent broadcasts, and technical operations, including limits on radio frequency radiation.

Equal Employment Opportunities.  On November 20, 2002, the FCC adopted new rules requiring licensees to create equal employment opportunity outreach programs and maintain records and make filings with the FCC evidencing such efforts.  The FCC simultaneously released a notice of proposed rulemaking seeking comments on whether and how to apply the new rules and policies to part-time positions, defined as less than 30 hours per week.

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

ENVIRONMENTAL REGULATION

Prior to Sinclair’s ownership or operation of facilities, substances or waste that are or might be considered hazardous under applicable environmental laws may have been generated, used, stored or disposed of at certain of those facilities. In addition, environmental conditions relating to the soil and groundwater at or under Sinclair’s facilities may be affected by the proximity of nearby properties that have generated, used, stored or disposed of hazardous substances. As a result, it is possible that Sinclair could become subject to environmental liabilities in the future in connection with these facilities under applicable environmental laws and regulations. Although Sinclair believes that they are in substantial compliance with such environmental requirements, and have not in the past been required to incur significant costs in connection therewith, there can be no assurance that their costs to comply with such requirements will not increase in the future. Sinclair presently believes that none of their properties have any condition that is likely to have a material adverse effect on their financial condition or results of operations.

COMPETITION

Sinclair television stations compete for audience share and advertising revenue with other television stations in their respective DMAs, as well as with other advertising media, such as radio, newspapers, magazines, outdoor advertising, transit advertising, Internet, yellow page directories, direct mail, satellite television and local cable television and wireless video. Some competitors are part of larger organizations with substantially greater financial, technical and other resources than Sinclair has.

Television Competition. Competition in the television broadcasting industry occurs primarily in individual DMAs. Generally, a television broadcasting station in one DMA does not compete with stations in other DMAs. Sinclair television stations are located in highly competitive DMAs. In addition, certain of Sinclair’s DMAs are overlapped by both over-the-air and cable carriage of stations in adjacent DMAs, which tends to spread viewership and advertising expenditures over a larger number of television stations.

Broadcast television stations compete for advertising revenues primarily with other broadcast television stations, radio stations, cable channels and cable system operators serving the same market, as well as with newspapers, the Internet, yellow page directories and outdoor advertising opportunities. Traditional network programming generally achieves higher household audience levels than FOX, WB and UPN programming and syndicated programming aired by Sinclair’s independent stations. This can be attributed to a combination of factors, including the traditional networks’ efforts to reach a broader audience, generally better signal carriage available when broadcasting over VHF channels 2 through 13 versus broadcasting over UHF channels 14 through 69 and the higher number of hours of traditional network programming being broadcast weekly. However, greater amounts of advertising time are available for sale during FOX, UPN and WB programming and non-network syndicated programming, and as a result Sinclair believes that their programming typically achieves a share of television market advertising revenues greater than its share of the market’s audience.

Television stations compete for audience share primarily on the basis of program popularity, which has a direct effect on advertising rates. A large amount of a station’s programming is supplied by FOX, ABC, NBC and CBS, and to a lesser extent WB and UPN. In those periods, Sinclair’s affiliated stations are largely dependent upon the performance of the networks’ programs in attracting viewers. Non-network time periods are programmed by the station primarily with syndicated programs purchased for cash, cash and barter, or barter-only, and also through self-produced news, public affairs, live local sporting events, and other entertainment programming.

Television advertising rates are based upon factors which include the size of the DMA in which the station operates, a program’s popularity among the viewers that an advertiser wishes to attract, the number of advertisers competing for the available time, the demographic makeup of the DMA served by the station, the availability of alternative advertising media in the DMA including radio, cable, newspapers and yellow page directories, the aggressiveness and knowledge of sales forces in the DMA and development of projects, features and programs that tie advertiser messages to programming. Sinclair believes that their sales and programming strategies allow them to compete effectively for advertising within their DMAs.

Other factors that are material to a television station’s competitive position include signal coverage, local program acceptance, network affiliation, audience characteristics and assigned broadcast frequency. Historically, Sinclair’s UHF broadcast stations have suffered a competitive disadvantage in comparison to stations with VHF broadcast frequencies. This historic disadvantage has gradually declined through:

•                   carriage on cable systems, and in certain markets, direct broadcast satellite,

•                   improvement in television receivers,

•                   improvement in television transmitters,

•                   wider use of all channel antennae,

•                   increased availability of programming, and

•                   the development of new networks such as FOX, WB and UPN.

The broadcasting industry is continuously faced with technical changes and innovations, competing entertainment and communications media, changes in labor conditions, and governmental restrictions or actions of federal regulatory bodies, including the FCC, any of which could possibly have a material effect on a television station’s operations and profits. For instance, the FCC has established Class A television service for qualifying low power television stations. A low power television station that qualifies for Class A has certain rights currently accorded to full-power television stations, which may allow them to compete more effectively with full power stations. Sinclair cannot predict the effect of increased competition from Class A television stations in markets where they have full-power television stations.

There are sources of video service other than conventional television stations, the most common being cable television, which can increase competition for a broadcast television station by bringing into its market distant broadcasting signals not otherwise available to the station’s audience, serving as a distribution system for national satellite-delivered programming and other non-broadcast programming originated on a cable system and selling advertising time to local advertisers. Other principal sources of competition include home video exhibition and Direct Broadcast Satellite services and multichannel multipoint distribution services (“MMDS”). DBS and cable operators in particular are competing more aggressively than in the past for advertising revenues in Sinclair’s TV stations’ markets. This competition could adversely affect Sinclair’s stations’ revenues and performance in the future.

In addition, SHVIA could also have an adverse effect on Sinclair’s broadcast stations’ audience share and advertising revenue because it may allow satellite carriers to provide the signal of distant stations with the same network affiliation as Sinclair’s stations to more television viewers in Sinclair’s markets than would have been permitted under previous law. The legislation also allows satellite carriers to provide local television signals by satellite within a station market.

Moreover, technology advances and regulatory changes affecting programming delivery through fiber optic telephone lines and video compression could lower entry barriers for new video channels and encourage the development of increasingly specialized “niche” programming. Telephone companies are permitted to provide video distribution services via radio communication, on a common carrier basis, as “cable systems” or as “open video systems,” each pursuant to different regulatory schemes. Sinclair is unable to predict what other video technologies might be considered in the future, or the effect that technological and regulatory changes will have on the broadcast television industry and on the future profitability and value of a particular broadcast television station.

Sinclair is currently exploring whether or not television broadcasting will be enhanced significantly by the development and increased availability of DTV technology. This technology has the potential to permit Sinclair to provide viewers multiple channels of digital television over each of their existing standard channels, to provide certain programming in a high definition television format and to deliver various forms of data, including data on the Internet, to PCs and handheld devices. These additional capabilities may provide Sinclair with additional sources of revenue as well as additional competition.

While DTV technology is currently available in a large number of viewing markets, a successful transition from the current analog broadcast format to a digital format may take many years.  Sinclair cannot be assured that their efforts to take advantage of the new technology will be commercially successful.

Sinclair also competes for programming, which involves negotiating with national program distributors or syndicators that sell first-run and rerun packages of programming. Sinclair’s stations compete for exclusive access to those programs against in-market broadcast station competitors for syndicated products. Although, historically cable systems did not generally compete with local stations for programming, more recently national cable networks have more frequently acquired programs that would have otherwise been offered to local television stations.  Public broadcasting stations generally compete with commercial broadcasters for viewers but not for advertising dollars.

Historically, the cost of programming has increased because of an increase in the number of new independent stations and a shortage of quality programming. However, Sinclair believes that over the past five years program prices generally have stabilized or fallen on a per station basis, but aggregate programming costs have risen as they have attempted to improve the quality of their stations’ programming line-ups.

Sinclair believes they compete favorably against other television stations because of Sinclair’s management skill and experience, their ability historically to generate revenue share greater than their audience share, their network affiliations and their local program acceptance. In addition, Sinclair believes that they benefit from the operation of multiple broadcast properties, affording them certain non-quantifiable economies of scale and competitive advantages in the purchase of programming.

EMPLOYEES

As of December 31, 2002, we had approximately 46 employees.  None of the employees are represented by labor unions under any collective bargaining agreement.  We have not experienced significant labor problems and we consider our overall labor relations to be good.

ITEM 2. PROPERTIES

We have facilities consisting of offices, studios and tower sites.  Transmitter and tower sites are located to provide maximum signal coverage of the station’s market.  The following table generally describes our principal  owned and leased real property in the Des Moines market:

Type of Facility and Use	Owned or Leased	Approximate Size (sq.feet)

KDSM Studio & Office Site	Owned	13,000
KDSM Transmitter Land	Leased (expires 11/08/2034)	2,346

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

No matters were submitted to a vote of our  stockholders  during the fourth quarter of 2002.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

None.

ITEM 6.	SELECTED FINANCIAL DATA

The selected  consolidated  financial data for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 have been derived from our audited  Consolidated Financial Statements.  The Consolidated Financial Statements for the years ended December 31, 2002, 2001 and 2000 are included elsewhere in this Form 10-K.

The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included elsewhere in this report.

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(dollars in thousands)
Statement of Operations Data:
Net broadcast revenues (a)	$7,385	$7,751	$8,807	$8,461	$8,363
Barter revenues	862	775	731	541	552

Total revenues	8,247	8,526	9,538	9,002	8,915

Operating costs (b)	4,454	4,586	4,241	3,997	3,742
Expenses from barter arrangements	730	629	636	392	377
Depreciation and amortization (c)	2,434	3,442	2,952	2,915	3,676
Stock-based compensation	1	24	26	23	23

Broadcast operating income (loss)	628	(155)	1,683	1,675	1,097
Dividend and interest income (d)	26,033	26,033	26,033	26,033	26,033
Subsidiary trust minority interest expense (e)	(23,890)	(23,890)	(23,890)	(23,890)	(23,923)
Capital lease interest expense	(248)	(81)	—	—	—
Gain on sale of broadcast assets	32	—	—	—	—
Interest and other income	1,278	1,095	1,179	671	239

Income before income taxes	3,833	3,002	5,005	4,489	3,446

Cumulative adjustment for change in accounting principle	(23,178)	—	—	—	—
Net income	$(19,345)	$3,002	$5,005	$8,977	$729

Net income available to common shareholders	$(19,345)	$3,002	$5,005	$8,977	$729

Other Data:
Broadcast cash flow (BCF) (f)	$1,876	$2,094	$3,284	$3,433	$3,693
BCF margin (g)	25.4%	27.0%	37.3%	40.6%	44.2%
Adjusted EBITDA (h)	$1,607	$1,804	$2,992	$3,175	$3,423
Adjusted EBITDA margin (g)	21.8%	23.3%	34.0%	37.5%	40.9%
Program contract payments	$1,456	$1,561	$1,669	$1,438	$1,373
Corporate overhead expense	269	290	292	258	270
Capital expenditures	808	1,727	955	151	235
Cash flows from operating activities	5,370	6,220	6,968	10,428	4,210
Cash flows used in investing activities	(208)	(1,727)	(955)	(151)	(235)
Cash flows used in financing activities	(5,165)	(4,557)	(5,950)	(10,275)	(3,979)

Balance Sheet Data:
Cash and cash equivalents	$5	$8	$72	$9	$7
Total assets	259,371	279,075	272,705	268,061	259,519
HYTOPS (i)	200,000	200,000	200,000	200,000	200,000
Total stockholders equity	52,117	71,462	68,460	63,455	54,478

(a)               “Net broadcast revenue” is defined as broadcast revenue net of agency commissions.

(b)              “Operating costs” include programming and production expenses, selling, general and administrative expenses less stock based compensation.

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

(f)                 “Broadcast cash flow” is defined as operating income plus corporate expenses, stock based compensation, contract termination costs, restructuring charges and depreciation and amortization (including film amortization and excess syndicated programming), less cash payments for program rights.  Cash program payments represent cash payments made for current programs payable and do not necessarily correspond to program usage.  We have presented broadcast cash flow data, which we believe is comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies; however, there can be no assurance that it is comparable.  However, broadcast cash flow does not purport to represent cash provided by operating activities as reflected in our consolidated statements of cash flows and is not a measure of financial performance under generally accepted accounting principles.  In addition, BCF should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.  Management believes the presentation of BCF is relevant and useful because (1) it is a measurement utilized by lenders to measure our ability to service our debt, (2) it is a measurement utilized by industry analysts to determine a private market value of our television stations and (3) it is a measurement industry analysts utilize when determining our television operating performance.

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

(i)                  HYTOPS represents our obligated mandatorily redeemable security of subsidiary trust holding Solely KDSM Senior Debentures representing $200 million aggregate liquation value.

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

Our primary operating expenses are  syndicated  program  rights fees,  commissions  on revenues,  employee  salaries and station  promotional  costs.  Amortization and depreciation  of costs  associated  with the acquisition of the station and news gathering are also significant factors in determining our overall profitability.

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

Set forth below are the principal types of broadcast  revenues  received by our station for the periods  indicated and the percentage  contribution  of each type to our total gross broadcast revenues:

BROADCAST REVENUES

(dollars in thousands)

	Years ended December 31,
	2002		2001		2000
Local/regional advertising	$7,091	84.9%	$7,309	83.0%	$7,531	75.4%
National advertising	899	10.8%	1,444	16.4%	2,356	23.6%
Political advertising	250	3.0%	1	0.0%	26	0.3%
Production	108	1.3%	50	0.6%	70	0.7%
Broadcast revenues	8,348	100.0%	8,804	100.0%	9,983	100.0%
Less: agency commissions	(963)		(1,053)		(1,176)
Broadcast revenues, net	7,385		7,751		8,807
Barter revenues	862		775		731
Total revenues	$8,247		$8,526		$9,538

Our primary types of programming and their approximate  percentages of 2002 net broadcast revenues were syndicated programming (49.0%), sports  programming  (18.3%), network programming (15.1%), news programming (9.5%), paid programming  (5.8%), and children’s programming  (2.3%).  Similarly,  our six largest  categories of advertising and their  approximate  percentages of 2002 net time sales were  automotive (24.8%), services (16.3%),  restaurants (11.0%), furniture (7.6%), food (6.7%) and retail (5.9%).  No other  advertising  category accounted for more than 5.5% of our net broadcast  revenues in 2002. No individual advertiser accounted for more than 4.6% of the station’s net broadcast revenues in 2002.

The following  table sets forth certain of our operating data for the years ended December 31, 2002, 2001 and 2000. For definitions of items,  see footnotes to table in “Item 6. Selected Financial Data”.

OPERATING DATA

(dollars in thousands)

	Years ended December 31,
	2002	2001	2000
Net broadcast revenues (a)	$7,385	$7,751	$8,807
Barter revenues	862	775	731
Total revenues	8,247	8,526	9,538
Operating costs (b)	4,454	4,586	4,241
Expenses from barter arrangements	730	629	636
Depreciation and amortization (c)	2,434	3,442	2,952
Stock-based compensation	1	24	26
Broadcast operating income (loss)	628	(155)	1,683
Parent preferred stock dividend income (d)	26,033	26,033	26,033
Subsidiary trust minority interest expense (e)	(23,890)	(23,890)	(23,890)
Capital lease interest expense	(248)	(81)	—
Gain on sale of broadcast assets	32	—	—
Interest and other income	1,278	1,095	1,179
Income before income taxes	3,833	3,002	5,005
Cumulative adjustment for change in accounting principle net of related income taxes	(23,178)	—	—
Net income (loss)	$(19,345)	$3,002	$5,005
Net income (loss) available to common shareholders	$(19,345)	$3,002	$5,005

BROADCAST CASH FLOW (BCF) DATA:
BCF (f)	$1,876	$2,094	$3,284
BCF margin (g)	25.4%	27.0%	37.3%

OTHER DATA:
Adjusted EBITDA (h)	$1,607	$1,804	$2,992
Adjusted EBITDA margin (g)	21.8%	23.3%	34.0%
Program contract payments	$1,456	$1,561	$1,669
Corporate overhead expense	269	290	292
Capital expenditures	808	1,727	955
Cash flows from operating activities	5,370	6,220	6,968
Cash flows used in investing activities	(208)	(1,727)	(955)
Cash flows used in financing activities	(5,165)	(4,557)	(5,950)

RESULTS OF OPERATIONS

Years Ended December 31, 2002 and 2001

Net broadcast revenues decreased to $7.4 million for the year ended December 31, 2002 from $7.8 million for the year ended December 31, 2001.  When comparing the year ended December 31, 2002 to the year ended December 31, 2001, revenues from local advertisers decreased approximately $218,000, or 3.0% and revenues from national advertisers decreased approximately $545,000, or 37.8%.  Our decrease in local and national revenue was offset by a decrease in agency commissions of approximately $90,000.  The decrease in advertising revenues is primarily related to the soft advertising market across most revenue categories, specifically the soft drink, food and telecommunications sectors, offset by an increase in the political and automotive sectors and a decrease in agency commissions.

Station  operating  costs  decreased to $4.5 million for the year ended  December 31, 2002 from $4.6 million for the year ended December 31, 2001, or 2.2%.  The decrease in operating  costs for the year ended December 31, 2002, as  compared to the year ended  December  31, 2001  primarily  related to decreases in sales expenses, commissions and stock based compensation offset by an increase in promotion, news programming and music license fees.

Depreciation and amortization  decreased to $2.4 million for the year ended December  31, 2002 from $3.4 million for the year ended  December  31, 2001.  The decrease in depreciation and amortization for the year ended December 31, 2002 as compared to the year ended December 31, 2001 primarily resulted from the adoption of Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, which resulted in the discontinuation of amortization of our goodwill and broadcast license, offset by an increase in depreciation of fixed assets related to our property additions.

Broadcast operating income for the year ended December 31, 2002 was $628,000 compared to broadcast operating loss of $155,000 for the year ended December 31, 2001.  The increase in broadcast operating income for the year ended December 31, 2002 was primarily attributable to the adoption of SFAS No. 142 which resulted in the discontinuation of amortization of our goodwill and our broadcast license, offset by an increase in depreciation of fixed assets related to our property additions.

Parent  preferred stock dividend income of $26.0 million for the year ended December  31,  2002 is related to our  investment  in 12.625% series C preferred stock (the parent preferred securities) issued by Sinclair,  completed March 12, 1997.  Subsidiary trust minority  interest expense of $23.9 million for the year ended  December 31, 2002 is related to the placement of the  subsidiary trust preferred  securities (the “HYTOPS”) and $640,000 of deferred financing cost amortization.  Our ability to make future subsidiary trust  minority  interest  payments is  directly  contingent  upon the  parent’s ability to pay dividends on parent preferred stock.

We  recorded  no income  tax  provision or benefit for the years ended December  31, 2002 and December  31,  2001.  The income taxes did not change for the year ended December 31, 2002 as compared to the year ended December 31, 2001 because of the dividends received deduction associated with the HYTOPS and the adjustment to the valuation allowance on the state net operating losses generated.  Our effective tax rate for the years ended December 31, 2002 and December 31, 2001 was zero.

Net deferred taxes remained consistent at zero as of December 31, 2002 as compared to December 31, 2001.  Federal income taxes are allocated to or from us by Sinclair at the statutory  rate,  are  considered payable or  receivable  currently and are reflected as an adjustment to due from parent or due to parent in our balance sheet  depending  upon whether there is a tax benefit or provision, respectively.

Net loss increased to $19.3 million for the year ended  December 31, 2002 from a net income of $3.0 million for the year ended  December 31, 2001.  The net loss for the year ended  December 31, 2002 as compared to the net income for the year ended December 31, 2001 is primarily due to the adoption of SFAS No. 142 which required an impairment charge to goodwill.  The total impairment charge is reflected as a cumulative effect of a change in accounting principle in the amount of $23.2 million.

Broadcast  cash flow  decreased to $1.9 million for the year ended December 31, 2002 from $2.1 million for the year ended  December 31, 2001,  or 9.5%.  Our broadcast  cash flow margin  decreased to 25.4% for the year ended  December 31, 2002 from 27.0% for the year ended December 31, 2001. The decrease  in  broadcast  cash flow and  broadcast  cash flow margin for the year ended  December  31,  2002 as  compared  to the year  ended  December  31,  2001 primarily  resulted  from a decrease in revenues related to the soft advertising market,  offset by a  decrease  in  operating  expenses.

Adjusted  EBITDA  represents broadcast cash flow less corporate expense.  Adjusted EBITDA decreased to $1.6 million for the year ended December 31, 2002 from $1.8  million  for the year ended  December  31,  2001,  or 11.1%.  Our adjusted  EBITDA margin  decreased to 21.7% for the year ended December 31, 2002 from 23.3% for the year ended December 31, 2001.  The decrease in adjusted EBITDA and margins for the year ended December 31, 2002 as compared to the year ended December 31, 2001 primarily resulted from a decrease in broadcast cash flow, offset by a decrease in corporate expense.

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

Parent  preferred stock dividend income of $26.0 million for the year ended December  31,  2001 is related to our  investment  in 12.625% series C preferred stock (the parent preferred securities) issued by Sinclair,  completed March 12, 1997.  Subsidiary trust minority  interest expense of $23.9 million for the year ended  December 31, 2001 is related to the placement of the  subsidiary trust preferred  securities (the “HYTOPS”) and $640,000 of deferred financing cost amortization.  Our ability to make future subsidiary trust  minority  interest  payments is  directly  contingent  upon the  parent’s ability to pay dividends on parent preferred stock.

We  recorded  no income  tax  provision or benefit for the years ended December  31, 2001 and December  31,  2000.  The income taxes did not change for the year ended December 31, 2001 as compared to the year ended December 31, 2000 because of the dividends received deduction associated with the HYTOPS and the adjustment to the valuation allowance on the state net operating losses generated.  Our effective tax rate for the years ended December 31, 2001 and December 31, 2000 was zero.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB), approved Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001.  SFAS No. 142 requires companies to cease amortizing goodwill and certain other intangible assets including broadcast licenses effective January 1, 2002.  SFAS No. 142 also establishes a new method of testing goodwill and broadcast licenses for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.  The adoption of SFAS No. 142 resulted in discontinuation of amortization of our goodwill and broadcast license effective January 1, 2002; however, we were required to test goodwill and the broadcast license for impairment under the new standard during 2002.

During the three months ended March 31, 2002, we tested our broadcast license for impairment in accordance with SFAS No. 142 based on the estimated fair value of the license in the market.  We estimated the fair value of our broadcast license using a discontinued cash flow model.  The estimated fair value was compared to the book value to determine whether any impairment had occurred.  As a result of this analysis, KDSM did not incur an impairment charge.

SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a two-step methodology. The initial step required us to determine the fair value of our reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeded the carrying value, no impairment loss was recognized. However, if the carrying value of the reporting unit exceeded its fair value, the goodwill of the unit might have been impaired. The amount, if any, of the impairment would then be measured in the second step.  The second step requires us to calculate the fair value of goodwill by allocating the fair value of the reporting unit to each of the assets and liabilities of the reporting unit based on their fair values. This calculated goodwill is then compared to the book value of the goodwill and an impairment loss is recognized to the extent that the book value exceeds the fair value.

We determined that our designated marketing area was a reporting unit under SFAS 142. In connection with adopting this standard during 2002, we completed step one of the test for impairment by comparing the book value of the reporting unit, including goodwill, to the estimated fair value of the reporting units as of January 1, 2002. We estimated the fair value of our reporting unit using a discounted cash flow model.

We performed the second step of the goodwill impairment test for KDSM whose goodwill was found to be potentially impaired as a result of the first step. We performed the second step by allocating the estimated fair value of the reporting unit to each of the assets and liabilities of the reporting unit based on their estimated fair values. We estimated the fair values of the assets and liabilities using a combination of observed prices paid for similar assets and liabilities, discounted cash flow models and appraisals.  As a result of such testing, a total impairment charge of $23.2 million related to goodwill is reflected as a cumulative effect of a change in accounting principle on our consolidated statement of operations.

SFAS 142 requires goodwill and definite lived intangible assets to be tested for impairment on an annual basis; therefore, we tested these assets for impairment as of October 1, 2002 by comparing their book values to their estimated fair values.  There was no impairment charge recorded based on the results of such testing.

In June 2001, the FASB approved SFAS No. 143, Accounting for Asset Retirement Obligations.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  We do not expect the adoption of SFAS No. 143 to have a material effect on our financial statements.

We adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets on January 1, 2002.  The statement provides guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset (group) to be disposed of other than by sale (e.g. abandoned), be classified as “held and used” until it is disposed of, and establishes more restrictive criteria to classify an asset (group) as “held for sale.”  We do not expect the adoption of SFAS No. 144 to have a material effect on our financial statements.

In April of 2002, the FASB approved SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.  SFAS No. 145 will require us to record gains and losses on extinguishment of debt as a component of income from continuing operations rather than as an extraordinary item and to reclassify such items for all periods presented.  We adopted this provision of SFAS No. 145 on January 1, 2003.  We do not expect the adoption of SFAS No. 145 to have a material effect on our consolidated financial statements.

In June 2002, the FASB approved SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 is effective after December 31, 2002, and addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.  The primary difference between SFAS No.

146 and EITF 94-3 concerns the timing of liability recognition and we do not expect the adoption of SFAS No.146 to have material effect on our consolidated financial statements.

In November 2002, the Emerging Issues Task Forces (EITF) reached a consensus on Issue 02-16, Accounting by Reseller for Cash Consideration Received from a Vendor, (EITF 02-16).  EITF 02-16 requires us to treat our deferred commission credits as a reduction in selling expense when realized and not as broadcast revenue.  We adopted EITF 02-16 on December 31, 2002 and the effect was not material.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, we had cash balances of  approximately  $5,000 and working capital of  approximately $388,000.  Our primary source of liquidity is cash  from  operations  which  management  believes  to be  sufficient  to  meet operating cash  requirements.  Cash  requirements or excess cash from operations are funded by or deposited into Sinclair’s  centralized  banking system utilized by all of its wholly owned subsidiaries.

We do not anticipate  capital  expenditures  in the coming  year to exceed historical capital expenditures,  which were approximately  $808,000 in 2002.  If we  are  required  to  make  capital  expenditures  to  keep  up  with  emerging technologies, management believes we will be able to fund such expenditures from cash flow and from the proceeds of  indebtedness or financing that is allowed to be incurred or obtained under our senior debenture  indenture (provided that our debt to Adjusted  EBITDA ratio is 4 to 1 or less) or from capital  contributions from Sinclair to the extent permitted under Sinclair’s debt  instruments.  Under these instruments,  Sinclair  would  currently  be  able  to  make  capital contributions  to us in an amount  sufficient to cover such costs if it chose to do so.

Seasonality/Cyclicality

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

Summary Disclosures about Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2002:

	Payments Due by Year
	2003	2004	2005	2006 and thereafter	Total
	(amounts in thousands)
Contractual Cash Obligations

HYTOPS	23,250	23,250	23,250	274,594	344,344
Maintanence and support	176	172	174	222	744
Personnel employment contracts	94	—	—	—	94
Programming services	109	85	15	—	209
Film liability - active	1,709	900	575	232	3,416
Film liability - future (see note)	26	36	—	130	192
Other operating contracts	4	4	4	14	26

Total contractual cash obligations	25,368	24,447	24,018	275,192	349,025

Note:  Future film liabilities reflect a license agreement for program material that is not yet available for its first showing or telecast.  Per SFAS No. 63, Financial Reporting for Broadcasters, an asset and a liability for the rights acquired and obligations incurred under a license agreement are reported on the balance sheet when the cost of each program is known or reasonably determinable, the program material has been accepted by the licensee in accordance with the conditions of the license agreement and the program is available for its first showing or telecast.

Risk Factors

We cannot identify nor can we control all circumstances that could occur in the future that may adversely affect our business and results of operations.  Some of the circumstances that may occur and may impair our business are described below.  If any of the following were to occur, our business could be materially adversely affected.

Arthur Andersen LLP.  Arthur Andersen LLP, the Company’s former independent public accountants that audited the Company’s financial statements for the fiscal years ended December 31, 2000 and 2001, was found guilty by a jury on June 15, 2002 of federal obstruction of justice in connection with the government’s investigation of Enron Corp.  Arthur Andersen ceased practicing before the Commission effective August 31, 2002.  It is possible that events arising out of the indictment may adversely affect the ability of Arthur Andersen to satisfy any claims arising from its provision of auditing and other services to the Company, including claims that may arise out of Arthur Andersen’s audit of the Company’s financial statements.  The Commission has said that it will continue accepting financial statements audited or reviewed by Arthur Andersen provided that the Company complies with the applicable rules and orders issued by the Commission in March 2002 for such purpose.

United States participation in a war could result in a decline in advertising revenues.

Involvement in a war by the United States could cause television advertisers to reduce or cancel their advertising spots. Advertising revenues may decline as a result of uninterrupted news coverage or other economic dislocation. We cannot predict the amount of revenues that would be lost as a result.

Our substantial indebtedness could adversely affect our operations and our ability to fulfill our debt and HYTOPS.

We have a high level of debt and other obligations compared to stockholder’s equity.  Our obligations include the following:

Obligations under High Yield Trust Offered Preferred Securities (“HYTOPS”).  Sinclair Capital, a subsidiary trust of Sinclair, has issued $200 million aggregate liquidation amount of HYTOPS.  “Aggregate liquidation amount” means the amount Sinclair Capital must pay to the holders when it redeems the HYTOPS or upon liquidation.  Sinclair Capital must redeem the HYTOPS in 2009.  Sinclair is indirectly liable for the HYTOPS obligations because it issued $206.2 million liquidation amount of series C preferred stock to us to support $200 million aggregate principal amount of 11 .625% notes that we issued to Sinclair Capital to support the HYTOPS.

Program Contracts Payable and Programming Commitments.  Total current and long-term program contracts payable at December 31, 2002 were $1.7 million and $1.7 million, respectively.  In addition, we entered into commitments to purchase future programming.  Under these commitments, we were obligated on December 31, 2002 to make future payments totaling $192,000.

Other.  Our commitments also include operating leases, capital leases, sports programming, personnel contracts and other liabilities. The amount of these commitments may be material.

We depend on advertising revenue, which is below historical averages as a result of a number of conditions.

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

There was a dramatic decline in advertising revenue generally in 2001.  KDSM’s advertising revenue still remains below levels prior to 2001.

Periods of declining revenues pose the following risks:

•                   We may not be able to fund necessary expenditures from cash flow and must rely on Sinclair's capital contributions.  Sinclair’s lenders may not be as willing to lend additional amounts to them for our future working capital needs, additional acquisitions, or other purposes.

•                   Our ability to pay our obligations as they come due could become more difficult.

Any of these events could have a material adverse effect on us.

We must purchase television programming in advance but cannot predict if a particular show will be popular enough to cover its cost.  In addition, our business is subject to the popularity of the network we are affiliated with.

One of our most significant costs is television programming. If a particular program is not popular in relation to its costs, we may not be able to sell enough advertising time to cover the costs of the program. Since we purchase programming content from others rather than produce it ourselves, we also have little control over the costs of programming. We usually must purchase programming several years in advance, and may have to commit to purchase more than one year’s worth of programming. Finally, we may replace programs that are doing poorly before we have recaptured any significant portion of the costs we incurred, or accounted fully for the costs on our books for financial reporting purposes. Any of these factors could reduce our revenues or otherwise cause our costs to escalate relative to revenues. These factors are exacerbated during a weak advertising market. Additionally, our business is subject to the popularity of the programs provided by the networks with which we have affiliation agreements or which provide us programming. Our affiliation group experienced revenue declines in 2002 and this trend could continue in the future.

We may lose a large amount of programming if a network terminates its affiliation with us.

Sinclair recently secured a long-term affiliation agreement with a term that will run through June 30, 2005.

If we do not enter into affiliation agreements to replace the expired or expiring agreements, we may no longer be able to carry programming of the relevant network. This loss of programming would require us to obtain replacement programming, which may involve higher costs and which may not be as attractive to our target audiences.

Competition from other broadcasters and other sources may cause our advertising sales to go down or our costs to go up.

We face intense competition in our industry and markets from the following:

New Technology and the Subdivision of Markets. New technologies enable our competitors to tailor their programming for specific segments of the viewing public to a degree not possible before. As a result, the overall market share of broadcasters, including ourselves, whose approach or equipment may not permit such a discriminating approach is under new pressures.  In addition, emerging technologies that allow viewers to digitially record and play back television programming may decrease viewership of commericals and, as a result, lower our advertising revenue.  The new technologies and approaches include:

•                  cable,

•                  satellite-to-home distribution,

•                  pay-per-view

•                  home video and entertainment systems, and

•                  personal video recorders (PVR’s).

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

In-Market Competition. We also face more conventional competition from rivals that may be larger and have greater resources than we have. These include:

•                  other local free over-the-air broadcast stations, and

•                  other media, such as newspapers, periodicals, and cable systems.

Deregulation. Changes in law have also increased competition. The Telecommunications Act of 1996 and subsequent actions by the FCC have created greater flexibility and removed some limits on station ownership. Telephone, cable and some other companies are also free to provide video services in competition with us.  In addition, the FCC has reallocated the spectrum occupied by television channels 52-59 for new services including fixed and mobile wireless services and digital broadcast services.  Among the potential new uses envisioned by the FCC for this reallocated spectrum are digital broadcast services, based on coded orthogonal frequency division multiplex (COFDM) technology, including mobile television broadcasting services.  As a result of these changes, new companies are able to enter our markets and compete with us.

The phased introduction of digital television will increase our operating costs and may expose us to increased competition.

DTV channels are generally located in the range of channels from channel 2 through channel 51. The FCC required that affiliates of ABC, CBS, FOX and NBC in the top 10 television markets begin digital broadcasting by May 1, 1999 and that affiliates of these networks in markets 11 through 30 begin digital broadcasting by November 1999. All other commercial stations were required to begin digital broadcasting by May 1, 2002.  As of May 1, 2002, KDSM is operating their DTV facilities at low power as permitted by the FCC pursuant to special temporary authority.

The FCC’s plan calls for the DTV transition period to end in the year December 31, 2006, at which time the FCC expects that television broadcasters will cease non-digital broadcasting and return one of their two channels to the government, allowing that spectrum to be recovered for other uses. During the transition period, each existing analog television station will be permitted to operate a second station that will broadcast using the digital standard.  The FCC has been authorized by Congress to extend the 2006 deadline for reclamation of a television station’s non-digital channel if, in any given case:

•                   one or more television stations affiliated with ABC, CBS, NBC or FOX in a market is not broadcasting digitally, and the FCC determines that each such station has “exercised due diligence” in attempting to convert to digital broadcasting and satisfies the conditions for an extension of the FCC’s applicable construction deadlines for DTV service in that market;

•                   digital-to-analog converter technology is not generally available in such market; or

•                   15% or more of the television households in such market do not subscribe to a multichannel video service (cable, wireless cable or direct-to-home broadcast satellite television) that carries at least one digital channel from each of the local stations in that market, and cannot receive digital signals using either a television receiver capable of receiving digital signals or a receiver equipped with a digital-to-analog converter.

On January 27, 2003, the FCC initiated its second periodic review of its rules on the conversion to digital television, releasing a notice of proposed rulemaking. The notice invited comments on the difficulties broadcasters face in building their DTV stations and on the interpretation of the statutory language concerning the 2006 deadline.  There is considerable uncertainty about the final form of the FCC digital regulations. Even so, we believe that these new developments may have the following effects on us:

Reclamation of analog channels. Congress directed the FCC to begin auctioning analog channels 60-69 in 2001, even though the FCC is not to reclaim them until 2006. The channel 60-69 auction was scheduled to be held in January 2003 but has been  delayed, and no new auction date has been established.  Congress further permitted broadcasters to bid on the non-digital channels in cities with populations over 400,000.  If the channels are owned by our competitors, they may exert increased competitive pressure on our operations.  In addition, the FCC reallocated the spectrum band, currently comprising television channels 52-59, to permit both wireless services and certain new broadcast operations.    The FCC completed an auction for part of this spectrum in September 2002 and has scheduled an auction for another portion of this spectrum in May 2003.  With respect to the remaining spectrum, the FCC has not yet established an auction date.  Analog broadcasters are required to cease operation on this spectrum by the end of 2006 unless the FCC extends the end of the digital transition. The FCC envisions that this band will be used for a variety of broadcast-type applications including two-way interactive services and services using COFDM technology. We cannot predict how the development of this spectrum will affect our television operations.

Signal Quality Issues. Our tests have indicated that the digital standard mandated by the FCC, 8-level vestigial sideband (“8-VSB”), is currently unable to provide for reliable reception of a DTV signal through a simple indoor antenna. Absent improvements in DTV receivers, or an FCC ruling allowing us to use an alternative standard, continued reliance on the 8-VSB digital standard may not allow us to provide the same reception coverage with our digital signals as we can with our current analog signals. Furthermore, the FCC generally has made available much higher power allocations to digital stations that will replace stations on existing channels 2 through 13 than digital stations that will replace existing channels 14 through 69. The majority of our analog facilities operate between channels 14 through 69. This power disparity could put us at a disadvantage to our competitors that now operate on channels 2 through 13.

In August 2002, the FCC adopted regulations requiring new television receivers to include over-the-air DTV tuners.  In November 2002, we filed a petition for further reconsideration requesting that the FCC ensure that these over-the-air DTV tuners are capable of adequately receiving digital television signals.  If DTV tuners are not able to receive digital television signals adequately, we may be forced to rely on cable television or other alternative means of transmission to deliver our digital signals to all of the viewers we are able to reach with our current analog signals.

Digital must carry.  While the FCC ruled that cable companies are required to carry the signals of digital-only television stations, the agency has tentatively concluded, subject to additional inquiry in a pending rulemaking proceeding, that cable companies should not be required to carry both the analog and digital signals of stations during the transition period when stations will be broadcasting in both modes.  If the FCC does not require this, cable customers in our broadcast markets may not receive our digital signal, which could negatively impact our stations.

Capital and operating costs. We will incur costs to replace equipment in our stations in order to provide digital television. Some of our stations will also incur increased utilities costs as a result of converting to digital operations. We cannot be certain we will be able to increase revenues to offset these additional costs.

Subscription fees. The FCC has determined to assess a fee in the amount of 5% of gross revenues on digital television subscription services. If we are unable to pass this cost through to our subscribers, this fee will reduce our earnings from any digital television subscription services we implement in the future.

Conversion and programming costs. We may incur additional costs to obtain programming for the additional channels made available by digital technology. Increased revenues from the additional channels may not make up for the conversion cost and additional programming expenses. Also, multiple channels programmed by other stations could increase competition in our markets.

Given this climate of market uncertainty and regulatory change, we cannot be sure what impact the FCC’s actions might have on our plans and results in the area of digital television.

Federal regulation of the broadcasting industry limits our operating flexibility.

The FCC regulates our business, just as it does all other companies in the broadcasting industry. We must ask the FCC’s approval whenever we need a new license, seek to renew, or assign, or modify a license, purchase a new station, or transfer the control of one of our subsidiaries that holds a license.

Federal legislation and FCC rules have changed significantly in recent years and can be expected to continue to change. These changes may limit our ability to conduct our business in ways that we believe would be advantageous and may thereby affect our operating results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISKS

We believe that we do not have any material exposure to market risk associated with activities in derivative financial instruments, other financial instruments, and derivative commodity instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statement and supplementary data required by this item are filed as exhibits, are listed under Item 15(a)(1) and (2), and are incorporated by reference.

ITEM  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

On May 17, 2002, the Company dismissed its independent auditors, Arthur Andersen LLP (“Arthur Andersen”), and engaged Ernst & Young LLP to serve as its new independent auditors for fiscal year 2002.  The Company filed a current report on Form 8-K with the SEC on May 17, 2002, the same date that the change in auditors became effective.

Arthur Andersen’s reports on the Company’s consolidated financial statements for each of the fiscal years ended December 31, 2001 and December 31, 2000, as included elsewhere herein, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2001 and 2000 and the interim period between December 31, 2001 and May 17, 2002, there were no disagreements between the Company and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures which, if not resolved to Arthur Andersen’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report for such years; and there were no reportable events as defined in Item 301(a)(1)(v) of Regulation S-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information relating to our executive officers, directors,  certain  key  employees  and persons  expected  to become  executive officers, directors or key employees.

Name	Age	Title

David D. Smith	52	President and Director
David B. Amy	50	Secretary and Director
Dr. David McCarus	51	Director

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

David B. Amy has served as Executive Vice President and Chief Financial Officer (“CFO”) since March 2001. Prior to that, he served as Executive Vice President since September 1999 and as Vice President and CFO from September 1998 to September 1999. Prior to that, he served as CFO since 1994. In addition, he serves as Secretary of SCI, the Sinclair subsidiary that owns and operates the broadcasting operations. Mr. Amy has over 19 years of broadcast experience, having joined Sinclair as a Business Manager for WCWB-TV in Pittsburgh.  Mr. Amy received his MBA degree from the University of Pittsburgh in 1981.  Mr. Amy is currently a member of the board of directors of Acrodyne Communications, Inc., G1440, Inc., and KDSM, Inc., and an advisor to Allegiance Capital, L.P.

Dr. David C. McCarus has  served  as Director of KDSM since February 9, 1999.  Dr.  McCarus is a Board Certified Obstetrician and Gynecologist and has been in  private  practice  in Timonium, Maryland since  1983. Dr. McCarus has served on numerous committees at both Greater Baltimore Medical Center and St. Joseph Medical Center and is also a member of multiple specialty medical societies.  He currently serves as a member on the Medical Mutual Liability Insurance Claims Committee and is Head of the Division of Gynecology for the Towson Surgical Center, located in Maryland.  Dr. McCarus received his medical degree from West  Virginia  University  School  of Medicine in 1978 and completed his specialty training in Obstetrics and Gynecology at Greater Baltimore Medical Center in 1983.  He currently speaks nationally on the subject of Postmenopausal Women’s Health, Osteoporosis prevention and treatment and Hormone Replacement Therapy.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the annual and long-term compensation by Sinclair  for  services  rendered in all  capacities during the year ended  December 31, 2002 by the President and the other officers of KDSM who received  total annual  salary and bonus of $100,000 or more in 2002 (the named executive officers):

SUMMARY COMPENSATION TABLE

Annual Compensation

Name and Principle Position				Long-Term Compensation Securities Underlying Options Granted	All Other Compensation (b)

	Annual Compensation
	Year	Salary	Bonus (a)

David D. Smith President	2002	$1,000,000	—	—	7,063
	2001	1,000,000	—	—	4,713
	2000	1,000,000	—	150,000	6,659

David B. Amy Secretary	2002	$300,000	$100,000	—	9,753
	2001	300,000	—	—	4,713
	2000	300,000	—	100,000	6,659

(a)            The bonuses reported in this column represent amounts awarded and paid during the fiscal years noted but relate to the fiscal year immediately prior to the year noted.

(b)           All other compensation consists of income deemed received for personal use of Sinclair-leased automobiles, our 401(k) contribution, life insurance and long-term disability coverage.

Stock Options

The following table shows the number of stock options granted during 2002 and the 2002 year-end value of the stock options held by the named  executive officers:

	Number of Securities Underlying Options Granted to Employees in	Exercise Price per	Market Price on Date of	Expiration	Potential Realizable Value At Assumed Annual Rates Of Stock Price Appreciation for Option Term
Name	Fiscal Year	Share	Grant	Date	0%	5%	10%
David D. Smith	—	—			—	—	—
David B. Amy	10,000	11.63	11.63	2/28/12	—	73,140	185,352

Aggregated Option Exercises in Last Fiscal Year and December 31, 2002 Option Values

The following table shows information regarding options exercised during 2002 and the number of securities underlying, and the value of the “in the money” options outstanding on December 31, 2002:

Name	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options at December 31, 2002		Value of Unexercised “In-the-Money” Options at December 31, 2002 (a)
			Excercisable	Unexercisable	Exercisable	Unexercisable
David D. Smith	—	—	112,500	37,500	$267,750	$89,250
David B. Amy	—	—	215,000	105,000	209,550	14,100

(a)            An  “In-the-Money” option is an option for which the option price of the underlying stock is less than the market price at December  31, 2002,  and all of the value shown reflects stock price appreciation since the granting of the option.

Employment Agreements

Sinclair does not have an employment agreement with Mr. Smith and does not currently anticipate entering into an agreement.  The compensation committee has set David Smith’s base salary for 2003 at $1,000,000.

In September 1998, Sinclair entered into an amended employment agreement with David B. Amy, Executive Vice President and Chief Financial  Officer of Sinclair and Secretary of KDSM.  The agreement does not have any specified termination date, and Sinclair has the right to terminate the employment of Mr. Amy at any time, with or without cause. The severance  payment due upon termination  without cause is equal to one month’s base salary in effect at the time of the termination times the number of the years of continuous  employment by Sinclair or its  predecessor.  Mr. Amy receives a base salary of $300,000 and may receive an annual bonus based on performance.  The agreement also contains non-competition and confidentiality restrictions on Mr. Amy.

Compensation Committee Interlocks and Insider Participation

Other than as follows, no named executive officer is a director of a corporation that has a director or executive officer who is also a director of KDSM.  Each of David D. Smith and David B. Amy, both of whom are executive officers and directors of KDSM, is a director and/or executive officer of Sinclair.

During 2002, none of the named executive officers participated in any deliberations of our board of directors or the compensation committee relating to compensation of the named executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of KDSM, Inc. common stock as of March 14, 2003,  by holders  having beneficial ownership of more than five percent of KDSM, Inc. common stock.

	Common Stock
Name of Beneficial Owner	Number of Shares	Percent of Class
Sinclair Communications, Inc.	100	100%
10706 Beaver Dam Road
Hunt Valley, MD 21030

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV

ITEM 14.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our Company’s management, including our Principal Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based on that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we have reviewed our internal controls and have seen no significant changes in our internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

(a) (1) Financial Statements

The following financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

Index to Financial Statements

Reports of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Stockholder’s Equity for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

(a) (2) Index to Financial Statements Schedules

The financial statements schedules required by this item are submitted on pages S-1 through S-3 of this Report.

Index to Schedules

Schedule II—Valuation and Qualifying Account

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(a) (3) Index to Exhibits

The exhibit index in Item 15(c) is incorporated by reference in this report.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed by the registrant during the fourth quarter of the fiscal year ended December 31, 2002.

(c) Exhibits

The following exhibits are filed with this report:

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Trust Agreement, dated as of March 12, 1997 among KDSM, Inc., First Union National Bank of Maryland, First Union Bank of Delaware, David D. Smith, and David B. Amy (1)

3.2	Articles of Incorporation of KDSM, Inc., as of April 22, 1996 (1)

3.3	By-Laws of KDSM, Inc. (1)

4.1	Indenture, dated as of March 12, 1997 among KDSM, Inc., Sinclair Broadcast Group, Inc., and its First Union National Bank of Maryland. (1)

4.2	Pledge and Security Agreement dated as of March 12, 1997 between KDSM, Inc. and First Union National Bank of Maryland (1)

4.3	Form of 11.625% High Yield Trust Offered Preferred Securities of Sinclair Capital (1)

4.4	Form of 11.625% Senior Debentures due 2009 of KDSM, Inc. (included in Exhibit 4.1) (1)

4.5	Form of Parent Guarantee Agreement between Sinclair Broadcast Group, Inc. and First Union National Bank of Maryland (1)

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial and Accounting Officer.

(1)            Incorporated by reference from the Company’s Registration Statement on Form S-4, No. 333-26427.

(d) Financial Statements Schedules

     The financial statements schedules required by this Item are listed under Item 15(a) (2)

SIGNATURES

Pursuant to the  requirements  of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the  undersigned,  thereunto duly  authorized on this 21st day of March 2003.

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

Signature	Title	Date

/s/ David D. Smith	Director and President, KDSM, Inc.	March 21, 2003
David D. Smith	(principal executive officer) Administrative Trustee, Sinclair Capital (principal executive officer)

/s/ David B. Amy	Director and Secretary, KDSM Inc.	March 21, 2003
David B. Amy	(principal financial and accounting officer) Administrative Trustee, Sinclair Capital (principal financial and accounting officer)

/s/ Dr. David McCarus	Director	March 21, 2003
Dr. David McCarus	KDSM, Inc.

I, David D. Smith, certify that:

1.                 I have reviewed this annual report on Form 10-K of KDSM, Inc.;

2.                 Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                 Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                 The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

A)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

B)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

C)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                 The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

A)                                   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

B)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                        The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date:	March 21, 2003

/s/ David D. Smith
		Signature:	David D. Smith, Director and President, KDSM, Inc. (principal executive officer)

I, David B. Amy, certify that:

1.                 I have reviewed this annual report on Form 10-K of KDSM, Inc.;

2.                 Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                 Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                 The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

A)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

B)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

C)             presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                 The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

A)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

B)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                 The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date:	March 21, 2003

/s/ David B. Amy
		Signature:	David B. Amy, Director and Secretary, KDSM Inc. (principal financial and accounting officer)

KDSM, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Sinclair Broadcast Group, Inc.:

We have audited the accompanying consolidated balance sheet of KDSM, Inc. (a Maryland corporation and a wholly-owned subsidiary of Sinclair Broadcast Group, Inc.) and Subsidiaries (“the Company”) as of December 31, 2002, and the related statements of operations, stockholder’s equity, and cash flows for the year ended.  Our audit also included the financial statement schedule for the year ended December 31, 2002 listed in the Index at Item 15(a) (2).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audit.  The financial statements and schedule of KDSM, Inc. and Subsidiaries as of December 31, 2001 and 2000, and for the years then ended were audited by other auditors who have ceased operations and whose report dated March 8, 2002 expressed an unqualified opinion on those statements prior to the disclosures related to the adoption of Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets," discussed in Notes 1 and 3.

We conducted our audit in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of KDSM, Inc. and Subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule for the year ended December 31, 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all respects the information set forth therein.

As discussed in note 1 to the notes to the financial statements, during the year ended December 31, 2002, the Company changed the manner in which it accounts for goodwill and other intangible assets upon adoption of SFAS No. 142 on January 1, 2002.

As discussed above, the financial statements of KDSM, Inc. and Subsidiaries as of December 31, 2001 and 2000, and for the years then ended were audited by other auditors who have ceased operations.  As discussed in Note 1, these financial statements have been revised to include the transitional disclosures required by SFAS No. 142, which was adopted by the Company as of January 1, 2002.  Our audit procedures with respect to the disclosures in Notes 1 and 3 with respect to 2001 and 2000 included (a) agreeing the previously reported net income and income from continuing operations to the previously issued financial statements and the adjustments to reported net income and income from continuing operations representing amortization expense recognized in those periods related to goodwill and intangible assets that are no longer being amortized, as well as accumulated amortization for goodwill, broadcast licenses and amortized intangibles to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income and income from continuing operations to reported net income and income from continuing operations.  In our opinion, the disclosures for 2001 and 2000 in Notes 1 and 3 are appropriate.  However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

/s/ ERNST & YOUNG LLP
Baltimore, Maryland,
March 14, 2003

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

ARTHUR ANDERSEN LLP

Baltimore, Maryland,
March 8, 2002

This report is a copy of a previously issued Arthur Andersen LLP report and the report has not been reissued by Arthur Andersen LLP, nor has Arthur Andersen LLP provided a consent to the inclusion of its report in this Form 10-K.

KDSM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share information)

	As of December 31,
	2002	2001
ASSETS
CURRENT ASSETS:
Cash	$5	$8
Accounts receivable, net of allowance for doubtful accounts of $58 and $46, respectively	1,421	1,587
Dividends receivable from parent	1,085	1,085
Current portion of program contract costs	1,250	1,350
Prepaid expenses and other current assets	65	17
Deferred barter costs	56	63
Total current assets	3,882	4,110
PROPERTY AND EQUIPMENT, net	6,143	6,593
PROGRAM CONTRACT COSTS, less current portion	699	889
INVESTMENT IN PARENT PREFERRED SECURITIES	206,200	206,200
DUE FROM PARENT	32,398	27,252
OTHER ASSETS, net of accumulated amortization of $3,706 and $3,066, respectively	3,972	4,612
GOODWILL	—	23,178
BROADCAST LICENSE	4,022	4,022
DEFINITE-LIVED INTANGIBLE ASSETS, net	2,055	2,219
Total Assets	$259,371	$279,075

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$177	$303
Accrued liabilities	382	459
Current portion of program contracts payable	1,709	1,737
Current portion of capital lease	202	195
Deferred barter revenues	55	59
Subsidiary trust minority interest expense payable	969	969
Total current liabilities	3,494	3,722
CAPITAL LEASES	1,980	1,934
PROGRAM CONTRACTS PAYABLE	1,707	1,865
OTHER LONG TERM LIABILITIES	73	92
Total Liabilities	7,254	7,613
COMMITMENTS AND CONTINGENCIES
COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY KDSM SENIOR DEBENTURES	200,000	200,000

STOCKHOLDER’S EQUITY:
Common stock, $.01 par value, 1,000 shares authorized and 100 shares issued and outstanding	—	—
Additional paid-in capital	51,149	51,149
Retained earnings	968	20,313
Total Stockholder’s Equity	52,117	71,462
Total Liabilities and Stockholder’s Equity	$259,371	$279,075

The accompanying notes are an integral part of these consolidated statements.

KDSM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(in thousands, except per share and share information)

	2002	2001	2000
REVENUES:
Station broadcast revenues, net of agency commissions of $963, $1,053 and $1,176, respectively	$7,385	$7,751	$8,807
Revenues realized from station barter arrangements	862	775	731
Total revenues	8,247	8,526	9,538

OPERATING EXPENSES:
Program and production	1,753	1,734	1,465
Selling, general and administrative	2,702	2,876	2,802
Expenses realized from station barter arrangements	730	629	636
Amortization of program contract costs and net realizable value adjustments	1,560	1,788	1,483
Depreciation and write-off of property and equipment	710	618	419
Amortization of definite-lived intangible assets and other assets	164	1,036	1,050
Total operating expenses	7,619	8,681	7,855
Broadcast operating income (loss)	628	(155)	1,683

OTHER INCOME (EXPENSE):
Parent preferred stock dividend income	26,033	26,033	26,033
Subsidiary trust minority interest expense	(23,890)	(23,890)	(23,890)
Capital lease interest expense	(248)	(81)	—
Interest income	1,278	1,095	1,179
Net gain on sale of broadcast assets	32	—	—
Income before income taxes	3,833	3,002	5,005
ALLOCATION OF CONSOLIDATED FEDERAL	—	—	—
STATE INCOME TAX BENEFIT	—	—	—
Income from continuing operations	3,833	3,002	5,005
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(23,178)	—	—
NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(19,345)	$3,002	$5,005
NET (LOSS) INCOME PER COMMON SHARE	$(193,450)	$30,020	$50,050

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	100	100	100

The accompanying notes are an integral part of these consolidated statements.

KDSM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, 2000 AND 1999

(in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholder’s Equity
BALANCE, December 31, 1999	$—	$51,149	$12,306	$63,455
Net income	—	—	5,005	5,005
BALANCE, December 31, 2000	—	51,149	17,311	68,460
Net income	—	—	3,002	3,002
BALANCE, December 31, 2001	—	51,149	20,313	71,462
Net loss	—	—	(19,345)	(19,345)
BALANCE, December 31, 2002	$—	$51,149	$968	$52,117

The accompanying notes are an integral part of these consolidated statements.

KDSM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(in thousands)

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(19,345)	$3,002	$5,005
Adjustments to reconcile net (loss) income to net cash flows from operating activities–
Depreciation of property and equipment	710	618	419
Gain on disposal of property and equipment	(32)	—	—
Amortization of definite-lived intangible assets and other assets	164	1,036	1,050
Amortization of deferred financing costs	640	640	640
Amortization of program contract costs and net realizable value adjustments	1,560	1,788	1,483
Cumulative effect of change in accounting principle	23,178	—	—
Net effect of change in deferred barter revenues and deferred barter costs	3	(24)	(4)
Changes in assets and liabilities, net of effects of acquisitions and dispositions–
Decrease in accounts receivable, net	166	292	22
Increase in prepaid expenses and other current assets	(48)	(3)	(6)
(Decrease) increase in accounts payable and accrued liabilities	(203)	323	28
Increase in other long term liabilities	33	109	—
Payments on program contracts payable	(1,456)	(1,561)	(1,669)
Net cash flows from operating activities	5,370	6,220	6,968
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(808)	(1,727)	(955)
Proceeds from disposal of property and equipment	600	—	—
Net cash flows used in investing activities	(208)	(1,727)	(955)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in due from Parent	(5,165)	(4,557)	(5,950)
NET (DECREASE) INCREASE IN CASH	(3)	(64)	63
CASH, beginning of period	8	72	9
CASH, end of period	$5	$8	$72

SUPPLEMENTAL SCHEDULE OF INVESTING AND FINANCING ACTIVITIES:
Subsidiary trust minority interest payments	$23,250	$23,250	$23,250
Parent preferred stock dividend income	$26,033	$26,033	$26,033

The accompanying notes are an integral part of these consolidated statements.

KDSM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying  consolidated  financial  statements  include the  accounts of KDSM, Inc., Sinclair Capital (a subsidiary trust), and KDSM Licensee, Inc., which are collectively referred to hereafter as “we”, “the Company”, or “KDSM”.  The company is a wholly owned subsidiary of Sinclair Broadcast Group, Inc. The Company is a television broadcaster serving the Des Moines, Iowa area through station KDSM on Channel 17.  KDSM owns all the issued and outstanding common stock of KDSM Licensee, Inc. and all of the common trust interests of Sinclair Capital.  All intercompany amounts are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements and in the disclosures of contingent assets and liabilities.  Actual results could differ from those estimates.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB), approved Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001.  SFAS No. 142 requires companies to cease amortizing goodwill and certain other intangible assets including broadcast licenses.  Effective January 1, 2002,  SFAS No. 142 also establishes a new method of testing goodwill and broadcast licenses for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.  The adoption of SFAS No. 142 resulted in discontinuation of amortization of our goodwill and broadcast license effective January 1, 2002; however, we were required to test goodwill and the broadcast license for impairment under the new standard during 2002.

During the three months ended March 31, 2002, we tested our broadcast license for impairment in accordance with SFAS No. 142 based on the estimated fair value of the license in the market.  We estimated the fair value of our broadcast license using a discontinued cash flow model.  The estimated fair value was compared to the book value to determine whether any impairment had occurred.  As a result of this analysis we concluded that the license was not impaired.

SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a two-step methodology. The initial step required us to determine the fair value of our reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeded the carrying value, no impairment loss was recognized. However, if the carrying value of the reporting unit exceeded its fair value, the goodwill of the unit might have been impaired. The amount, if any, of the impairment would then be measured in the second step.  The second step requires us to calculate the fair value of goodwill by allocating the fair value of the reporting unit to each of the assets and liabilities of the reporting unit based on their fair values. This calculated goodwill is then compared to the book value of the goodwill and an impairment loss is recognized to the extent that the book value exceeds the fair value.

We determined that our designated marketing area was a reporting unit under SFAS 142. In connection with adopting this standard during 2002, we completed step one of the test for impairment by comparing the book value of the reporting unit, including goodwill, to the estimated fair value of the reporting units as of January 1, 2002. We estimated the fair value of our reporting unit using a discounted cash flow model.

We performed the second step of the goodwill impairment test for KDSM whose goodwill was found to be potentially impaired as a result of the first step. We performed the second step by allocating the estimated fair value of the reporting unit to each of the assets and liabilities of the reporting unit based on their estimated fair values. We estimated the fair values of the assets and liabilities using a combination of observed prices paid for similar assets and liabilities, discounted cash flow models and appraisals.  As a result of such testing, a total impairment charge of $23.2 million related to goodwill is reflected as a cumulative effect of a change in accounting principle on our consolidated statement of operations.  The tax benefit associated with this impairment is offset by a provision for an increase in the valuation allowance on net operating losses.

SFAS 142 requires goodwill and definite lived intangible assets to be tested for impairment on an annual basis; therefore, we tested these assets for impairment as of October 1, 2002 by comparing their book values to their estimated fair values.  There was no impairment charge recorded based on the results of such testing.

The following table shows the effect on net income (loss) available to the common stockholder had we adopted SFAS No. 142 on January 1, 2000 (in thousands.)

	For the Twelve Months ended December 31,
	2002	2001	2000
Reported (loss) income available to common stockholders	$(19,345)	$3,002	$5,005
Add: goodwill amortization	—	673	673
Add: broadcast license amortization	—	199	199
Adjusted net (loss) earnings	$(19,345)	$3,874	$5,877

The following table shows the effect on income (loss) from continuing operations had we adopted SFAS 142 on January 1, 2000 (in thousands.)

	For the Twelve Months ended December 31,
	2002	2001	2000
Reported net income from continuing operations	$3,833	$3,002	$5,005
Add: goodwill amortization	—	673	673
Add: broadcast license amortization	—	199	199
Adjusted income from continuing operations	$3,833	$3,874	$5,877

In June 2001, the FASB approved SFAS No. 143, Accounting for Asset Retirement Obligations.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  We do not expect the adoption of SFAS No. 143 to have a material effect on our financial statements.

We adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets on January 1, 2002.  The statement provides guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset (group) to be disposed of other than by sale (e.g. abandoned), be classified as “held and used” until it is disposed of, and establishes more restrictive criteria to classify an asset (group) as “held for sale.”  We do not expect the adoption of SFAS No. 144 to have a material effect on our financial statements.

In April of 2002, the FASB approved SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.  SFAS No. 145 will require us to record gains and losses on extinguishment of debt as a component of income from continuing operations rather than as an extraordinary item.  We adopted this provision of SFAS No. 145 on January 1, 2003.  We do not expect the other provisions of SFAS No. 145 to have a material effect on our consolidated financial statements.

In June 2002, the FASB approved SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 is effective after December 31, 2002, and addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.  The primary difference between SFAS No. 146 and EITF 94-3 concerns the timing of liability recognition and we do not expect the adoption of SFAS No. 146 to have material effect on our consolidated financial statements.

In November 2002, the Emerging Issues Task Forces (EITF) reached a consensus on Issue 02-16, Accounting by Reseller for Cash Consideration Received from a Vendor, (EITF 02-16).  EITF 02-16 requires us to treat our deferred commission credits as a reduction in selling expense when realized and not as broadcast revenue.  We adopted EITF 02-16 on December 31, 2002, and the effect was not material.

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

The rights to program materials are reflected in the accompanying Consolidated Balance Sheets at the lower of unamortized cost or estimated net realizable value.  Estimated net realizable values are based upon management’s expectation of future advertising revenues net of sales commissions to be generated by the program material.  Amortization of program contract costs is generally computed using either a four year accelerated method or based on usage, whichever method yields the greater amortization for each program.  Program contract costs, estimated by management to be amortized in the succeeding year, are classified as current assets.  Payments of program contract liabilities are typically paid on a scheduled basis and are not affected by adjustments for amortization or estimated net realizable value.

Barter Arrangements

Certain program contracts provide for the exchange of advertising airtime in lieu of cash payments for the rights to such programming.  These contracts are recorded as the programs are aired at the estimated fair value of the advertising airtime given in exchange for the program rights.  Network programming is excluded from these calculations.

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

Accrued Liabilities

Accrued  liabilities  consisted of the  following as of December 31, 2002 and 2001 (in thousands):

	2002	2001
Compensation	$210	$228
Other	172	231
	$382	$459

Revenues

Advertising revenues, net of agency and national representatives’ commissions, are recognized in the period during which time spots are aired.  Total revenues include cash and barter advertising revenues, net of agency and national representatives’ commissions.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform with the current year presentation.

2.              PROPERTY AND EQUIPMENT:

Property and equipment are  stated at cost,  less  accumulated  depreciation.  Depreciation is computed under the  straight-line method over the  following estimated useful lives:

Buildings and improvements	10 – 35 years
Station equipment	5 – 10 years
Office furniture and equipment	5 – 10 years
Leasehold improvements	10 – 31 years
Automotive equipment	3 – 5 years

Property and equipment consisted of the following as of December 31, 2002 and 2001 (in thousands):

	2002	2001
Buildings and improvements	$944	$860
Station equipment	6,688	5,298
Office furniture and equipment	372	362
Leasehold improvements	32	34
Automotive equipment	231	210
Construction in progress	92	1,941
	8,359	8,705
Less – Accumulated depreciation	(2,216)	(2,112)
	$6,143	$6,593

During 2002 and 2001, the Company wrote-off $175,000 and $251,000 respectively, of fixed assets which represent the net book value of damaged, obsolete, or abandoned property.

3.              GOODWILL AND OTHER INTANGIBLE ASSETS:

Intangible assets and other assets subject to amortization, are being amortized on a straight-line basis over periods of 15 to 25 years.  These amounts result from the  acquisition of the broadcast assets of KDSM-TV by Sinclair Broadcast Group, Inc. (“Sinclair”) from River City Broadcasting L.P. (“RCB”).

As a result of implementing SFAS No. 142, goodwill was considered completely impaired and a charge of $23.2 million related to goodwill is reflected as a cumulative effect of a change in accounting principle on our consolidated statement of operations.  In addition, we are no longer amortizing our broadcast license.  The following table shows the gross carrying amount and accumulated amortization of intangibles and estimated amortization (in thousands):

	For the year ended December 31, 2002			For the year ended December 31, 2001
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Network affiliation	25 years	$1,682	$(443)	$1,682	$(375)
Decaying advertiser base	15 years	1,452	(636)	1,452	(540)
Total		$3,134	$(1,079)	$3,134	$(915)

Unamortized intangible assets:
Broadcast licenses		$4,966	$(944)	$4,966	$(944)
Goodwill		—	—	26,938	(3,760)
Total		$4,966	$(944)	$31,904	$(4,704)

The amortization expense of the definite-lived intangible assets for the years ended December 31, 2002 and 2001 was $164,000 for each year.  The following table shows the estimated amortization expense of the definite-lived intangible assets for the next five years.

For the year ended December 31, 2003	$164,151
For the year ended December 31, 2004	$164,151
For the year ended December 31, 2005	$164,151
For the year ended December 31, 2006	$164,151
For the year ended December 31, 2007	$164,151

4.              PROGRAM CONTRACTS PAYABLE:

Future payments required under program contracts payable as of December 31, 2002 were as follows (in thousands):

2003	$1,709
2004	900
2005	575
2006	215
2007	17
3,416
Less: current portion	(1,709)
Long-term portion of program contracts payable	$1,707

Included in the current portion amounts are payments due in arrears of $542,000. In addition, the Company has entered into non-cancelable commitments for future program rights aggregating $192,000 as of December 31, 2002.

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

The Company has  estimated the fair value of its program  contract  payables and non-cancelable  commitments at  approximately  $3.2 million and $168,000, respectively,  at December 31, 2002, and $3.3 million and $606,000, respectively,  as of December 31, 2001, based on future cash flows discounted at the Company’s current borrowing rate.

5.              RELATED PARTY TRANSACTIONS:

The financial statements of KDSM are included in the consolidated financial statements of Sinclair Broadcast Group, Inc. (“Sinclair”).  Sinclair corporate expenses are allocated to KDSM and each of the Sinclair subsidiaries to cover the salaries and expenses of senior management, and other support functions.  Total management fees and expenses, including allocated corporate expenses, for the years ended December 31, 2002, 2001 and 2000 were approximately $269,000, $290,000 and $292,000, respectively.  Certain of these costs have been allocated to KDSM based upon a ratio of KDSM’s net revenue to total consolidated Sinclair net revenues.  Management believes that the allocation method is reasonable and that these amounts approximate the charges which would have been incurred had KDSM been on a stand-alone basis.  Sinclair also provides and receives short-term cash advances to and from KDSM through a central cash management system.  No interest is charged or received for these advances.  The total amount due from Sinclair was approximately $32.4 million and $27.3 million as of December 31, 2002 and 2001, respectively.

6.              INCOME TAXES:

Sinclair files a consolidated  federal income tax return and separate state tax returns for each of its subsidiaries.  It is Sinclair’s policy to charge KDSM for its federal income tax provision through intercompany charges, and KDSM is directly responsible for its current state tax liabilities.  The accompanying financial statements have been prepared in accordance with the separate return method of SFAS No. 109, whereby the allocation of federal tax provision/(benefit) due to/from the Parent is based on what the subsidiary’s current and deferred federal tax provision/(benefit) would have been had the subsidiary filed a federal income tax return outside its consolidated group. KDSM is required to reimburse Sinclair only when it experiences a  federal tax provision and the benefit allocated to KDSM from the Parent related to dividends on the Parent Preferred Stock is limited to KDSM’s cumulative federal tax provision.  The federal income tax provision is recorded as an intercompany charge and included as a reduction of the due from Parent amount in the accompanying consolidated balance sheets as a current obligation.  Accordingly, KDSM has no federal deferred income taxes.  Since KDSM is directly responsible for its state taxes, all deferred tax assets or liabilities are related to state income taxes.  The Company had no alternative minimum tax credit carryforwards as of December 31, 2002 and 2001.

The allocation of consolidated income taxes consists of the following for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	2002	2001	2000
Current:
Federal	$—	$—	$—
State	—	—	—

Deferred:
Federal	—	—	—
State	—	—	—
	$—	$—	$—

The  following is a  reconciliation  of federal  income taxes at the  applicable statutory rate to the recorded provision:

	2002	2001	2000
Statutory federal income taxes	34.0%	34.0%	34.0%
Adjustments-
State income taxes	7.9	7.9	7.9
Non-deductible expense items	1.2	1.2	1.0
Tax benefit related to dividends on Parent Preferred stock (a)	(43.1)	(43.1)	(42.9)

Provision for income taxes	0.0%	0.0%	0.0%

_______________

(a)      In March 1997, the Company issued the HYTOPS securities. In connection with this  transaction,  Sinclair  Broadcast  Group,  Inc. (the “Parent”) issued $206.2 million of Series C Preferred Stock (the “Parent  Preferred  Stock”) to KDSM, Inc., a wholly owned subsidiary.  Parent Preferred Stock dividends paid to KDSM,  Inc. are considered  taxable income for Federal tax purposes. The Parent Preferred Stock dividends paid to KDSM are reflected as other income for KDSM’s book purposes, but are excluded as an expense from Sinclair Broadcast Group, Inc’s consolidated operations as the amounts eliminate in consolidation.  Also for Federal tax purposes, KDSM, Inc. is allowed a tax deduction for dividends  received on the Parent Preferred  Stock in an amount  equal to Parent  Preferred  Stock  dividends received  in each  taxable  year  limited to the extent  that the  Parent’s consolidated group has “earnings and profits.” To the extent that dividends received by KDSM,  Inc.  are in excess of the Parent’s  consolidated  group earnings  and  profits,  KDSM will reduce its tax basis in the Parent Preferred  Stock  which  gives  rise to a  deferred  tax  liability  (to be recognized upon redemption).  During the year ended  December  31,  2000,  the  Parent generated a significant amount of  “earnings and profits” though the sale of a significant amount of assets at a gain. KDSM therefore avoided a reduction in basis of its Parent Preferred Stock.  In the years ended December 31, 2002 and 2001, the Parent had sufficient cumulative “earnings and profits” and KDSM avoided a reduction of basis in its Parent Preferred Stock.

The following table summarizes the state tax effects of the significant types of temporary differences between financial reporting basis and tax basis as of the years ended December 31, 2002 and 2001 (in thousands):

	2002	2001
Deferred Tax Assets
Net operating losses	$10,799	$8,857
Fixed assets and intangibles	1,033	(639)
Other	10	10
	11,842	8,228
Valuation allowance	(8,338)	(4,766)
	$3,504	$3,462

Deferred Tax Liabilities
Preferred stock deferred tax liability
[see (a) above]	(3,462)	(3,462)
Other	(42)	—
	$(3,504)	$(3,462)

The Company establishes valuation allowances in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. The Company continually reviews the adequacy of the valuation allowance and is recognizing these benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

The deferred state tax assets and liabilities represent the state tax benefits related to the temporary differences listed above.  The estimated blended federal and state statutory rate was 41.9% for the years ended December 31, 2002 and 2001.

7.              EMPLOYEE BENEFITS:

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

8.              COMMITMENTS AND CONTINGENCIES:

Litigation

The Company is involved in certain litigation matters arising in the normal course of business.  In the opinion of management, these matters are not significant and will not have a material adverse effect on the Company’s financial position.

Capital and Operating Leases

The company leases certain equipment under non-cancelable operating leases.  In addition, in 2001, the Company entered into a 25 year capital lease for a digital tower.  The capital lease was recorded at $2.1 million, which is the present value of the future minimum lease payments.  Future minimum payments under the lease are as follows (in thousands):

Year ending December 31, 2002	Capital lease	Operating lease
2003	$202	$2
2004	210	2
2005	219	2
2006	228	—
2007	237	—
Thereafter	6,642	—
Total future minimum lease payments	7,738	$6
Less - interest	(5,556)
Less current portion	(202)
Present value of future capital lease payments	$1,980

Affiliation Agreement

Sinclair recently secured a long-term affiliation agreement with the FOX network with a term that will run through June 30, 2005.

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

11.       QUARTERLY FINANCIAL INFORMATION (UNAUDITED, in thousands):

	For the Quarter Ended
	March 31, 2002	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
	(As reported)	(As restated)(1)(2)	(2)	(2)
Total revenues	$1,933	$1,929	$2,083	$1,860	$2,375
Operating income (loss)	89	89	87	(13)	465
Income from continuing operations	883	883	882	813	1,255
Loss from change in accounting principle	—	(23,178)	—	—	—
Net (loss) income available to common shareholders	883	(22,295)	882	813	1,255
Net income (loss) per common share	8,830	(222,950)	8,820	8,130	12,550

(1)         The results previously reported in the Company’s Form 10-Q for the quarter ended March 31, 2002 have been restated to reflect the cumulative effect of adoption of SFAS No. 142 as discussed in Note 1.

(2)         The results previously reported in the Company’s Form 10-Q for the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002 have been restated to reflect the adoption of EITF 02-16 as discussed in Note 1.

	For the Quarter Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Total revenues	$2,157	$2,083	$1,942	$2,344
Operating income	(26)	148	(68)	(209)
Income from continuing operations	765	963	761	513
Net income per common share	7,650	9,630	7,610	5,130

KDSM, INC. AND SUBSIDIARIES

INDEX TO SCHEDULES

Schedule II – Valuation and Qualifying Accounts

All  schedules except those listed above are omitted as not applicable or not required or the required information is included in the consolidated  financial statements or in the notes thereto.

S-1

SCHEDULE II

KDSM, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002
(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
2000
Allowance for doubtful accounts	19	51	49	21
2001
Allowance for doubtful accounts	21	56	31	46
2002
Allowance for doubtful accounts	46	29	17	58

S-2