Form 10-Q
period 2003-03-31
KDSM INC
filed 2003-05-15
CIK 1039583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003

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

Indicate by checkmark  whether the registrant (1) has filed all reports required to be filed  by  Section  13 or 15 (d) of the  Securities  Exchange  Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been  subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of May 9, 2003, there are 100 shares of class A common stock, $.01 par value of KDSM, Inc., issued and outstanding.

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

KDSM, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarter Ended March 31, 2003

KDSM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$23	$5
Accounts receivable, net of allowance for doubtful accounts of $50 and $58, respectively	1,291	1,421
Dividends receivable from parent	1,085	1,085
Current portion of program contract costs	844	1,250
Prepaid expenses and other current assets	30	65
Deferred barter costs	45	56
Total current assets	3,318	3,882
PROPERTY AND EQUIPMENT, net	6,004	6,143
PROGRAM CONTRACT COSTS, less current portion	557	699
INVESTMENT IN PARENT PREFERRED SECURITIES	206,200	206,200
DUE FROM PARENT	33,468	32,398
OTHER ASSETS, net of accumulated amortization of $3,865 and $3,706, respectively	3,812	3,972
BROADCAST LICENSE	4,022	4,022
DEFINITE-LIVED INTANGIBLE ASSETS, net	2,014	2,055
Total Assets	$259,395	$259,371

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable	$150	$177
Accrued liabilities	330	382
Current portion of program contracts payable	1,447	1,709
Current portion of capital lease	204	202
Deferred barter revenues	42	55
Subsidiary trust minority interest expense payable	969	969
Total current liabilities	3,142	3,494
CAPITAL LEASES	1,990	1,980
PROGRAM CONTRACTS PAYABLE	1,461	1,707
OTHER LONG TERM LIABILITIES	67	73
Total Liabilities	6,660	7,254
COMMITMENTS AND CONTINGENCIES
COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY KDSM SENIOR DEBENTURES	200,000	200,000

STOCKHOLDER’S EQUITY:
Common stock, $.01 par value, 1,000 shares authorized and 100 shares issued and outstanding	—	—
Additional paid-in capital	51,149	51,149
Retained earnings	1,586	968
Total Stockholder’s Equity	52,735	52,117
Total Liabilities and Stockholder’s Equity	$259,395	$259,371

The accompanying notes are an integral part of these consolidated statements.

KDSM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data) (Unaudited)

	March 31, 2003	March 31, 2002
REVENUES:
Station broadcast revenues, net of agency commissions of $226 and $234, respectively	$1,777	$1,786
Revenues realized from station barter arrangements	229	143
Total revenues	2,006	1,929

OPERATING EXPENSES:
Program and production	461	473
Selling, general and administrative	696	656
Expenses realized from station barter arrangements	189	102
Amortization of program contract costs and net realizable value adjustments	573	429
Depreciation and write-off of property and equipment	197	139
Amortization of acquired intangible broadcast assets and other assets	41	41
Total operating expenses	2,157	1,840
Broadcast operating (loss) income	(151)	89

OTHER INCOME (EXPENSE):
Parent preferred stock dividend income	6,508	6,508
Subsidiary trust minority interest expense	(5,972)	(5,972)
Capital lease interest expense	(64)	(61)
Interest income	297	319
Income before income taxes	618	883

ALLOCATION OF CONSOLIDATED FEDERAL INCOME TAX BENEFIT	0	0
STATE INCOME TAX BENEFIT	0	0
INCOME FROM CONTINUING OPERATIONS	618	883
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	(23,178)
NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$618	$(22,295)
NET INCOME (LOSS) PER COMMON SHARE	$6,180	$(222,950)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	100	100

The accompanying notes are an integral part of these consolidated statements.

KDSM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2003

(in thousands) (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholder’s Equity

BALANCE, December 31, 2002	$—	$51,149	$968	$52,117
Net income	—	—	618	618
BALANCE, March 31, 2003	$—	$51,149	$1,586	$52,735

The accompanying notes are an integral part of this unaudited consolidated statement.

KDSM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$618	$(22,295)
Adjustments to reconcile net income (loss) to net cash flows from operating activities
Depreciation of property and equipment	197	139
Amortization of acquired intangible broadcast assets and other assets	41	41
Amortization of deferred financing costs	160	160
Amortization of program contract costs and net realizable value adjustments	573	429
Cumulative effect of change in accounting principle	—	23,178
Changes in assets and liabilities, net of effects of acquisitions and dispositions—
Decrease in accounts receivable, net	130	305
Increase in prepaid expenses and other current assets	34	(55)
Increase in accounts payable and accrued liabilities	(81)	(177)
Increase in other long term liabilities	7	7
Net effect of change in deferred barter revenues and deferred barter costs	(1)	(12)
Payments on program contracts payable	(531)	(482)
Net cash flows from operating activities	1,147	1,238
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(35)	(230)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in due from parent	(1,094)	(936)
NET INCREASE IN CASH AND CASH EQUIVALENTS	18	72
CASH AND CASH EQUIVALENTS, beginning of period	5	8
CASH AND CASH EQUIVALENTS, end of period	$23	$80
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Parent preferred stock dividends	$6,508	$6,508
Subsidiary trust minority interest payments	$5,812	$5,812

The accompanying notes are an integral part of these unaudited consolidated statements.

KDSM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying consolidated financial statements include the accounts of KDSM, Inc., Sinclair Capital (a subsidiary trust), and KDSM Licensee, Inc., which are collectively referred to hereafter as “we”, “the Company” or “KDSM”.  The company is a wholly owned subsidiary of Sinclair Broadcast Group, Inc. The Company is a television broadcaster serving the Des Moines, Iowa area through station KDSM on Channel 17.  KDSM owns all the issued and outstanding common stock of KDSM Licensee, Inc. and all of the common trust interests of Sinclair Capital.  All intercompany amounts are eliminated in consolidation.

Interim Financial Statements

The consolidated financial statements for the three months ended March 31, 2003 and 2002 are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, and cash flows for these periods.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financial statements do not include all disclosures normally included with audited consolidated financial statements, and, accordingly, should be read in conjunction with the financial statements and notes thereto as of December 31, 2002 and for the year then ended.  The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

Recent Accounting Pronouncements

We adopted SFAS No. 143, Accounting for Asset Retirement Obligations on January 1, 2003.  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The adoption of SFAS No. 143 did not have a material effect on our financial statements.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51 (Interpretation No. 46).  Interpretation No. 46 introduces the variable interest consolidation model, which determines control and consolidation based on potential variability in gains and losses of the entity being evaluated for consolidation.  We do not expect Interpretation No. 46 to have a material impact on our financial statements.

We adopted SFAS No. 145, Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections on January 1, 2003.  SFAS No. 145 requires us to record gains and losses on extinguishment of debt as a component of income from continuing operations rather than as an extraordinary item, and we have reclassified such items for all periods presented.  There are other provisions SFAS No. 145 and we do not expect them to have a material effect on our financial statements.

We adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities on January 1, 2003.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.  The primary difference between SFAS No. 146 and EITF 94-3 concerns the timing of liability recognition and the adoption of SFAS No. 146 did not have a material effect on our financial statements.

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

5.             INCOME TAXES:

For the three months ended March 31, 2003 and 2002, we had sufficient cumulative earnings and profits from prior years to allow us to utilize all of the dividends received deduction associated with the HYTOPS.  As a result, no income tax provision was required by us for the three months ended March 31, 2003 and 2002.

6.             SUBSEQUENT EVENTS:

On May 14, Sinclair announced a proposed private offering of $100 million Senior Subordinated Notes (the "Senior Subordinated Notes") and a proposed private offering of $100 million Convertible Senior Subordinated Notes (plus an option to be granted to certain initial purchasers to acquire an additional $20 million of the convertible notes) (the "Convertible Notes").

Sinclair intends to use the net proceeds of the proposed private offerings, together with available cash on hand and/or bank debt, to finance the repurchase or redemption of Sinclair's existing 11.625% High Yield Trust Offering Preferred Securities ("HYTOPS") due March 15, 2009. The Senior Subordinated Notes and the Convertible Notes would be marketed concurrently , but are not conditioned upon each other.

MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following analysis should be read in conjunction with the unaudited financial statements of KDSM, Inc. and related notes included elsewhere in this quarterly report and the audited financial statements and Management’s Discussion and Analysis contained in our Form 10-K, for the fiscal year ended December 31, 2002.

This report includes or incorporates forward-looking statements.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to risks, uncertainties and assumptions about us, including, among other things:

•            continuing impact of the war

•            the impact of changes in national and regional economies,

•            volatility of programming costs,

•            the popularity of our programming,

•            the effectiveness of new sales people,

•            our ability to attract and maintain local and national advertising,

•            pricing and demand fluctuations in local and national advertising,

•            changes in the makeup of the population in the area where our station is located,

•            the activities of our competitors, and

•            the effects of governmental regulation of broadcasting or changes in those regulations and court actions interpreting those regulations.

Other matters set forth in this report including the risk factors set forth in Sinclair Broadcast Group, Inc.’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2003, may also cause actual results in the future to differ materially from those described in the forward-looking statements.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

The following table sets forth certain operating data for the three months ended March 31, 2003 and 2002:

OPERATING DATA (dollars in thousands):

	Three Months Ended March 31,
	2003	2002
Net broadcast revenues (a)	$1,777	$1,786
Barter revenues	229	143

Total revenues	2,006	1,929

Program and Production	461	473
Selling, general and administrative	696	656
Expenses from barter arrangements	189	102
Depreciation and amortization (b)	811	609
Broadcast operating (loss) income	(151)	89
Dividend and interest income (c)	6,805	6,827
Capital lease interest expense	(64)	(61)

Subsidiary trust minority interest expense (d)	(5,972)	(5,972)
Net income before income taxes	618	883
Income taxes	—	—
Cumulative Adjustment for Change in Accounting Principle	—	(23,178)
Net income (loss)	$618	$(22,295)

a)              “Net broadcast revenues” are defined as broadcast revenues net of agency commissions.

b)             Depreciation and amortization includes depreciation and amortization of property and equipment and amortization of definite-lived intangible assets and other assets.

c)              Dividend and interest income primarily results from dividends on the Parent Preferred Securities.

d)             Subsidiary trust minority interest expense represents distributions on the HYTOPS and amortization of deferred financing costs.

Results of Operations

Three Months Ended March 31, 2003 and 2002

Net broadcast revenues decreased to $1.78 million for the three months ended March 31, 2003 from $1.79 million for the three months ended March 31, 2002, or 0.6%.  The decrease in net broadcast revenues for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 resulted from a decrease in national revenues of $33,000 and a decrease in production and other revenue of $22,000 offset by an increase in local revenues of $42,000.  The decline in national revenues of $33,000 is related to the war with Iraq, while the increase in local revenues of $42,000 is due to an increase in local business sales.

Programming and production expenses decreased to $461,000 for the three months ended March 31, 2003 from $473,000 for the three months ended March 31, 2002, or 2.5%. The decrease in programming and production expenses for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 is related to the Fox inventory buyback agreement, lower energy costs, and new agreements related to music license fees.

Selling, general and administrative expenses increased to $696,000 for the three months ended March 31, 2003 from $656,000 for the three months ended March 31, 2002, or 6.1%. The increase in selling, general and administrative expenses for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 is related to an increase in sales expense of $25,000 as a result of new local direct business, an increase of $11,000 related to stock based compensation, and an increase in general and administrative expense of $6,000 offset by a decrease in traffic costs of $2,000.

Depreciation increased to $197,000 for the three months ended March 31, 2003 from $139,000 for the three months ended March 31, 2002.  The increase in depreciation for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 primarily resulted from the acquisition of additional fixed assets related to the digital television conversion.  Amortization of program contract costs and net realizable value adjustments increased to $573,000 for the three months ended March 31, 2003 from $429,000 for the three months ended March 31, 2002.  The increase is primarily related to a sports contract addition in the fourth quarter of 2002 with amortization of $283,000 in the first quarter of 2003 offset by a decrease in film amortization related to a lower cost of film additions throughout 2002.  Amortization of acquired intangible broadcasting assets was unchanged for the three months ended March 31, 2003 from the three months ended March 31, 2002.

Broadcast operating loss for the three months ended March 31, 2003 was $151,000 compared to broadcast operating income of $89,000 for the three months ended March 31, 2002.  The decrease in broadcast operating income for the three months ended March 31, 2003 was primarily attributable to lower broadcast revenues, specifically national revenues and higher operating expenses including depreciation, amortization of program contract costs and net realizable value adjustments and barter.

No income tax provision was recorded for the three months ended March 31, 2003 and 2002 because of our ability to use all of the dividends received deduction associated with the HYTOPS.  Our effective tax rate for the three months ended March 31, 2003 and 2002 was zero.

Net income increased to $618,000 for the three months ended March 31, 2003 from a net loss of  $22.3 million for the three months ended March 31, 2002.  The net loss for the three months ended March 31, 2002 was primarily related to the adoption of SFAS No. 142 which resulted in the permanent impairment of our goodwill asset.  The charge of $23.2 million was recorded as a cumulative effect of a change in accounting principle and reduced our goodwill balance to $0.

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

Recent Accounting Pronouncements

We adopted SFAS No. 143, Accounting for Asset Retirement Obligations on January 1, 2003.  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The adoption of SFAS No. 143 did not have a material effect on our financial statements.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51 (Interpretation No. 46).  Interpretation No. 46 introduces the variable interest consolidation model, which determines control and consolidation based on potential variability in gains and losses of the entity being evaluated for consolidation.  We do not expect Interpretation No. 46 to have a material impact on our financial statements.

We adopted SFAS No. 145, Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections on January 1, 2003.  SFAS No. 145 requires us to record gains and losses on extinguishment of debt as a component of income from continuing operations rather than as an extraordinary item.  There are other provisions SFAS No. 145 and we do not expect them to have a material effect on our financial statements.

We adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities on January 1, 2003.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.  The primary difference between SFAS No. 146 and EITF 94-3 concerns the timing of liability recognition and the adoption of SFAS No. 146 did not have a material effect on our financial statements.

Liquidity and Capital Resources

As of March 31, 2003, we had cash balances of  approximately  $23,000 and working capital of  approximately $176,000.  Our primary source of liquidity is cash  from  operations  which  management  believes  to be  sufficient  to  meet operating cash  requirements.  Cash  requirements or excess cash from operations are funded by or deposited into Sinclair’s  centralized  banking system utilized by all of its wholly owned subsidiaries.

We do not anticipate  capital  expenditures  in the coming  year to exceed historical capital expenditures,  which were approximately  $808,000 in 2002.  If we  are  required  to  make  capital  expenditures  to  keep  up  with  emerging technologies, management believes we will be able to fund such expenditures from cash flow and from the proceeds of  indebtedness or financing that is allowed to be incurred or obtained under our senior debenture  indenture or from capital  contributions from Sinclair to the extent permitted under Sinclair’s debt  instruments.  Under these instruments,   Sinclair   would   currently  be  able  to  make  capital contributions  to us in an amount  sufficient to cover such costs if it chose to do so.

On May 14, Sinclair announced a proposed private offering of $100 million Senior Subordinated Notes (the “Senior Subordinated Notes”) and a proposed private offering of $100 million Convertible Senior Subordinated Notes (plus an option to be granted to certain initial purchasers to acquire an additional $20 million of the convertible notes) (the “Convertible Notes”).

Sinclair intends to use the net proceeds of the proposed private offerings, together with available cash on hand and/or bank debt, to finance the repurchase or redemption of Sinclair’s existing 11.625% High Yield Trust Offering Preferred Securities (“HYTOPS”) due March 15, 2009.  The Senior Subordinated Notes and the Convertible Notes would be marketed concurrently, but are not conditioned upon each other.

PART II

ITEM 4.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our Company’s management, including our Principal Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  In designing and evaluating the disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective.  Based on our evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures provide us with a reasonable level of assurance of reaching our desired disclosure control objectives and are effective in timely alerting them to material information required to be included in our periodic SEC reports.   In addition, we have reviewed our internal controls and have seen no significant changes in our internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, executed by the CEO.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, executed by the CFO.

(b)           Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 15th day of May 2003.

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

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of , and for, the periods presented in this quarterly report;

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

Date:	May 15, 2003

/s/ David D. Smith
		Signature:	David D. Smith, Principal Executive Officer

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

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of , and for, the periods presented in this quarterly report;

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

Date:	May 15, 2003

/s/ David B. Amy
		Signature:	David B. Amy, Principal Accounting Officer